Form 10QSB
period 1998-06-30
UNICOM INC /DE/
filed 1999-05-24
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                                 Commission File No.
                                        0-18317


                                      UNISTONE, INC.
                        (Name of Small Business Issuer in its Charter)


                  DELAWARE                               87-0398535
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                                5525 South 900 East, Suite 110
                                  Salt Lake City, Utah 84117
                           (Address of Principal Executive Offices)

                           Issuer's Telephone Number: (801)262-8844

                                      Unicom, Inc.
                                      -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     On April 30, 1993, Unicom, Inc., a Delaware corporation (the "Company"), filed its voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S., Bankruptcy Court for the District of Delaware. The case is designated Case No. 93-00503. No assets were available to pay creditors and an Order Approving Trustee's Report of No Distributio and Closing Estate was signed by the bankruptcy court judge on April 1, 1994.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 April 30, 1999
                                   21,600,000




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                                 June 30, 1998

                                               6/30/97                12/31/97
                                           ----------------    -----------------
                                            [Unaudited]
ASSETS

      Total Current Assets                $               0      $             0

                                           ----------------       --------------
TOTAL ASSETS                              $               0      $             0
                                           ================       ==============

LIABILITIES & EQUITY

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           3,980      $         2,522
          Accounts Payable                                0                    0
                                           ----------------       --------------
      Total Current Liabilities                       3,980      $         2,522
                                           ----------------       --------------
TOTAL LIABILITIES                                     3,980                2,522
                                           ================       ==============

EQUITY
          Common Stock                               21,600               21,600
          Paid-in Capital                        38,577,531           38,577,531
          Accumulated Deficit                   (38,601,111)         (38,601,653)
                                           ----------------       --------------
TOTAL EQUITY                                         (3,980)              (2,522)

                                           ----------------       --------------
TOTAL LIABILITIES & EQUITY                $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1997 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1998 and 1997

                                               Three Months         Three Months           Six Months            Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/98              6/30/97               6/30/98              6/30/97
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                         0                   15                   250                 595
     Professional Fees                                   1,046                  533                 1,208                 533
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                 1,046                  548                 1,458               1,128
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $            (1,046) $              (548)  $            (1,458)             (1,128)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                    0                     0                 100

NET LOSS                                                (1,046)                (548)               (1,458)             (1,228)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       21,600,000           21,600,000           21,600,000           21,600,000
                                             ==================   ==================     ==================   ================


                                 UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 1998 and 1997


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/98              6/30/97            6/30/98            6/30/97
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,046)   $           (548)  $         (1,458)           (1,128)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in loans from shareholder                 1,046                 548              1,458            (1,128)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 1998 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advance by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.


Results of Operations.

     The Company has had no operations during the quarterly period ending June 30, 1998, or since on or before April 1993. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,046, stemming from general and administrative expenses.

Liquidity

     At June 30, 1998, the Company had total current assets of $0 and total liabilities of $3,980.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

     On January 25, 1999,  the Company filed an 8-K Report with the   Securities
and Exchange Commission.*

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNISTONE, INC.



Date: 5-20-99               By/S/Travis T. Jenson
                            Travis T. Jenson, President and Director



Date:  5-20-99              By/S/Travis T. Jenson
                            James P. Doolin, Secretary, Treasurer and Director