Form 10QSB
period 1998-09-30
UNICOM INC /DE/
filed 1999-05-24
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      September 30, 1998 and December 31, 1997

                                               9/30/98                12/31/97
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           4,412      $         2,522
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       4,412      $         2,522
                                           ----------------       --------------
TOTAL LIABILITIES                                     4,412                4,522
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               21,600,000 shares                     21,600               21,600
          Paid-in Capital                        38,577,531           38,577,531
          Accumulated Deficit                   (38,603,543)         (38,601,653)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (4,412)              (2,522)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $               0      $             0
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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 1998 and 1997

                                               Three Months         Three Months          Nine Months           Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  9/30/98              9/30/97               9/30/98              9/30/97
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                       121                  142                   371                 157
     Professional Fees                                     257                  662                 1,465               1,195
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   378                  804                 1,836               1,352
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (378) $              (804)  $            (1,836)             (1,352)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                      54                    0                    54                 100

NET LOSS                                                  (432)                (804)               (1,890)             (1,352)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       21,600,000           21,600,000           21,600,000           21,600,000
                                             ==================   ==================     ==================   ================


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1998 and 1997


                                                        Three Months        Three Months        Nine Months       Nine Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/98              9/30/97            9/30/98            9/30/97
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (432)   $           (804)  $         (1,890)           (1,352)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                   403                 804              1,890            (1,352)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1998, or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1998, or since on or before approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $432, stemming from general, administrative and tax expenses.

Liquidity

     At September 30, 1998, the Company had total current assets of $0 and total liabilities of $4,412.

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

                                  UNISTONE, INC.



Date:  5-20-99              By/S/Travis Jenson
                            Travis T. Jenson, President and Director



Date:  5-20-99              By/S/James P. Doolin
                            James P. Doolin, Secretary, Treasurer and Director