Form 10KSB
period 1998-12-31
UNICOM INC /DE/
filed 1999-05-24
CIK 861050

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1998
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 1-18317
                                  -----------

                                 UNISTONE, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

         DELAWARE                                            87-0398535
         --------                                            -----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         5525 SOUTH 900 EAST, SUITE 110
                           Salt Lake City, Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844

                                  Unicom, Inc.
                                  -----------
          (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 1998 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 14, 1999 - $6,513. There are approximately 6,512,880 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No   X
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 April 30, 1998
                                   21,600,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Unistone, Inc., formerly "Unicom, Inc.", (the "Company") was incorporated under the laws of the State of Utah under the name "Camaron Resources, Inc.", on June 23, 1983. The purposes for which the corporation was organized were: (1) to locate, acquire, develop, explore, drill, lease, trade or sell, produce from, invest in and otherwise deal in mineral and oil and gas properties and products for profit; (2) to deal and invest in the securities of other public and private corporations for profit, including mining entities; (3) to buy, sell hold, and deal in non-mineral real properties, particularly undeveloped acreage, and to improve and develop the same; (4) to engage in any and all other lawful business endeavors.

     The Company had an initial authorized capital of $50,000 consisting of 50,000,000 shares of $.001 par value common stock.

     Effective October 3, 1989, the Company merged with and into Unicom, Inc., a Delaware corporation, which was formed by the Company solely for the purpose of changing its domicile from the State of Utah to the State of Delaware.

     On or about May 2, 1990, the Company filed a Form 10 Registration Statement with the Securities and Exchange Commission.

     On September 9, 1998, in conjunction with a renewal and revival of the Company's charter, which was voided by the state of Delaware on March 1, 1991 for non-payment of taxes, the Company changed its name from Unicom, Inc., to Unistone, Inc. The name change was required by the state of Delaware due to a name conflict which arose while the Company's charter was void. The retroactive effective date when restoration, renewal, and revival of the charter of the Company commenced was the 28th day of February, 1991.

     Public Offering.
     ---------------

     The Company filed a Registration Statement under Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D, promulgated thereunder, effective September 23, 1983 to September 23, 1984. Pursuant to its prospectus, the Company commenced the offer and sale to the public of 2,500,000 shares of common stock at a price of $.01 per share; the offering generated gross proceeds of $25,000 for the Company.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     Pursuant to a Contribution and Exchange Agreement between the Company and MEC Oil Corporation, a Texas corporation, dated December 31, 1984 effective November 30, 1984, the Company issued 20,823,254 shares of its common stock bearing restricted legends for the outstanding shares of MEC Oil Corporation. The shares to be delivered from MEC Oil Corporation were never received. The Company under its new management failed to perform the required filings, became delinquent and was suspended both in Utah and Texas. MEC Oil Corporation, a Texas corporation, was dissolved July 28, 1986 for failure to pay taxes as required by Texas statues. As a result of the failure by MEC Oil Corporation to deliver its outstanding shares to the Company and is failure to maintain the defaults, the Company now takes the position that the agreement between Camaron Resources, Inc., the Utah Corporatin, and MEC OIL Corporation, the Texas Corporation, was not consummated and therefore the shares issued are null and void and have been canceled, effective November 30, 1984. This action was unanimously consented to by the Board of Directors on August 16, 1989 and was ratified by a resolution of the stockholders on September 25, 1989.

     Effective October 3, 1989, the Company merged with and into Unicom, Inc., a Delaware corporation, which was formed by the Company solely for the purpose of changing its domicile from the State of Utah to the State of Delaware. On September 28, 1989, pursuant to an Asset Purchase Agreement, the Company acquired certain foreign language feature film master recordings and collateral materials and rights from Berliner Holdings, Ltd., a corporation formed pursuant to the International Companies Act (1982) of Saint Vincent and the Grenadines ("Berliner"), in exchange for 4,000,000 post split shares of common stock of the Company (par value $.001 per share).

     On February 16, 1990, the Company entered into an Agreement and Plan of Reorganization with Motion Picture Services, Inc., ("MPSC") and its subsidiary, GFC Productions, Inc., ("GFC"), whereby the Company acquired 51% of the shares of common voting stock of MPSC and GFC in exchange for 750,000 newly-issued shares of restricted common stock of the Company. Pursuant to the terms of the Acquisition Agreement, three of the directors of MPSC, Louis Fusaro, Richard Compton and Don Gold, joined the Company as directors and employees.

     These operations were unsuccessful, and the Company filed its voluntary petition in bankruptcy on April 30, 1993, under Chapter 7 of the Bankruptcy Code in the U.S., Bankruptcy Court for the District of Delaware. The Company's bankruptcy was closed on April 1, 1994. For more information regarding the Company's bankruptcy, see Item 13 for the Company's Current Report on Form 8-K, as filed on January 25, 1999, which is incorporated herein by this reference.

     On July 19, 1996, the Company authorized the issuance of 7,500,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to Jenson Services in compensation for $7,500 paid to Jeffrey E. Levine, Esq. through the trust account of Leonard W. Burningham, Esq. to obtain the Satisfaction of Judgement held by Mr. Levine against the Company.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since 1993. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

      Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Travis T. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Delaware, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     The Company filed a Chapter 7 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Delaware on April 30, 1993. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on April 1, 1994. For material documentation respecting these bankruptcy proceedings, see Item 13 for the Company's Current Report on Form 8-K, as filed on January 25, 1999, which is incorporated herein, by this reference.

     During the pendency of its bankruptcy proceedings, the Company's charter was voided in the State of Delaware on March 1, 1991 for failure to pay franchise taxes. The Company filed a Certificate for Renewal and Revival of Charter with the State of Delaware on September 15, 1998. The retroactive effective date when restoration, renewal, and revival of the charter of the Company commenced is the 28th day of February 1991.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. Further, there have been no meetings of stockholders since the Company's bankruptcy in 1993.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 134.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------



Name and Address         Date      Number of Shares         Consideration
----------------         ----      ----------------         -------------
Jenson Services, Inc.*    7/19/96   7,500,000                $7,500


     *See  Part  II,  Item  10  and  11  for  information   regarding  executive
compensation and stock ownership.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1998, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its bankruptcy proceedings in 1993 .

     At December 31, 1998, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1998, the Company had a net loss of $1,913. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended December 31, 1998 and 1997, an unaffiliated shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $1,913 and $2,541, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheets - December 31, 1998

          Statements of Operations for the years ended
          December 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor since June 4, 1997. The Company's previous auditor was Leon, Kaminski, Cohen, Goldstein, and Company, 5858 Westheimer Rd., Houston, TX 77057-5650. The Company did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opion that was to be rendered on the financial statements, nor any written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there have been no disagreements between auditors or the Company and its auditors. For material documentation respecting the change in the Company's auditors, see Item 13 of the Company's Current Report on Form 8-K, as filed on January 25, 1999, which is incorporated herein by this reference.


                                    PART III


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Travis T. Jenson      President        7/96           *
                      Director         7/96           *

James P. Doolin       Secretary        10/98          *
                      Treasurer        10/98          *
                      Director         10/98          *

William "Bill"        Vice President   7/96           *
Hollingsworth         Director         7/96           *

Stacie H. Jenson      Secretary        7/96           10/98
                      Treasurer        7/96           10/98
                      Director         7/96           10/98

     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Travis T. Jenson. President and Director. Mr. Jenson is 26 years of age. He graduated with honors from Westminster College of Salt Lake in 1995 with a Bachelors of Science. Mr. Jenson has been a director and executive officer of the Company since 1996.

     James P. Doolin. Secretary/Treasurer and Director. Mr. Doolin, age 23, has been a director and executive officer of the Company since September 1998. He graduated from the University of Utah in 1998 with a degree in Finance.

     William Hollingsworth. Vice President and Director. Mr. Hollingsworth has been a director and executive officer of the Company since 1996. Mr. Hollingsworth has been the owner/operator of a family run used car business since 1973.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company filed Form 3's, Initial Statement of Beneficial Ownership of Securities, on behalf of its officers, directors, and "affiliates" on or about May 20, 1999. No reporting person has engaged in any transactions requiring the filing of Form 4 or Form 5 since his or her appointment.


Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,        12/31/98    0     0     0     0      0     0   0
President,     12/31/97    0     0     0     0      0     0   0
Director       12/31/96    0     0     0     0      0     0   0


James P.
Doolin         12/31/98    0     0     0     0      0     0   0
Secretary/     12/31/97    0     0     0     0      0     0   0
Treasurer,     12/31/96    0     0     0     0      0     0   0
Director

William "Bill" 12/31/98    0     0     0     0      0     0   0
Hollingsworth, 12/31/97    0     0     0     0      0     0   0
Vice President 12/31/96    0     0     0     0      0     0   0
Director

Stacie H.      12/31/98    0     0     0     0      0     0   0
Jenson         12/31/97    0     0     0     0      0     0   0
Secretary/     12/31/96    0     0     0     0      0     0   0
Treasurer,
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, or 1996, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 21,600,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class (1)
----------------           ------------------           --------
Berliner Holdings, Ltd.       4,000,000*                 18.5%
co/FOI LTD.
23 Fraser Avenue
Toronto, Ontario CANADA
M6K1Y7

Jenson Services, Inc.         8,500,275                  39.4%
5525 S. 900 E. #110
Salt Lake City, UT
84117

Unicom Financial              2,000,000**                 9.3%
(Canada) Ltd.
405 The West Mall, Suite 700
Etobicoke, Ontario  CANADA
M9C5JI

H Claus Voellmecke            1,500,000                   6.9%
FOI LTD.
23 Fraser Avenue
Toronto,Ontario
M6K1Y7
                              -------                     ----
                             16,000,275                   74.1%

     *Mr H Claus Voellmecke may be deemed to be the beneficial owner of these shares due to his affiliation with Berliner Holdings, Inc. Mr Voellmecke is President of Berliner Holdings, Inc.

     **H Claus Voellmecke may be deemed to be the beneficial owner of these shares due to his affiliation with Unicom Financial (Canada) Ltd. Mr. Voellmecke is President of Unicom Financial (Canada) Ltd.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Travis T. Jenson               4,500                 0%
5525 S. 900 E. #110
Salt Lake City, Utah
84117

James P. Doolin                    0                 0%
4803 S. 1110 E.
Salt Lake City, Utah
84117

William Hollingsworth              0                 0%
192 North 1st West
Preston, ID  83263
                              -------              ------
All directors and
executive officers             4,500                 0%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K as filed on January 25, 1999, for information relating to the Company's bankruptcy, change in the Compay's auditors, and other matters, as described in Item I, Part I, above.

Exhibits
--------

Exhibit
Number               Description*
------               -----------
 3.1                Initial Articles of Incorporation,
                    as filed June 23, 1983

 3.2                Articles of Amendment to the
                    Articles of Incorporation, as filed on
                    September 28, 1989

 3.3 Certificate of Merger of Camaron Resources, Inc., with and into Unicom, Inc. as filed on October 3, 1989

 3.4                By-Laws

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

     Form 8 Registration Statement filed with the Securities and Exchange Commission on or about May 2, 1990.

     Form 8-K as filed on January 25, 1999, for information relating to the Company's bankruptcy, change in the Compay's auditors, and other matters, as described in Item I, Part I, above.

     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNSTONE, INC.



Date: 5-20-99                          By/S/Travis T. Jenson
                                       Travis T. Jenson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        UNISTONE, INC.



Date:  5-20-99                          By/S/Travis T. Jenson
                                        Travis T. Jenson
                                        President and Director



Date:  5-20-99                          By/S/James P. Doolin
                                        James P. Doolin
                                        Secretary/Treasurer and Director





                                 UNISTONE, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                                     Formerly
                                  UNICOM, INC.
                             FINANCIAL STATEMENTS

                              December 31, 1998

                     [WITH INDEPENDENT AUDITORS' REPORT]

                                 Unistone, Inc.
                         [A DEVELOPMENT STAGE COMPANY]

                                    Formerly
                                  UNICOM, INC.

                               TABLE OF CONTENTS



                                                           Page

      Independent Auditors' Report. . . . . . . . . . . . .  1


      Balance Sheet - December 31, 1998 . . . . . . . . . .  2


      Statements of Operations for the years ended
      December 31, 1998 and December 31, 1997, and
      for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1998 . . . . . . . .  3


      Statements of Stockholders' Deficit for the
      years ended December 31, 1998 and December 31,
      1997, and for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1998 . . . . . . . .  4


      Statements of Cash Flows for the years ended
      December 31, 1998 and December 31, 1997, and
      for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1998 . . . . . . . .  5


      Notes to Financial Statements . . . . . . . . . . . . 6-8

                         Independent Auditors' Report


The Board of Directors and Shareholders
Unistone, Inc.[a development stage company]


     We have audited the accompanying balance sheet of Unistone, Inc. [a development stage company], formerly Unicom, Inc., as of December 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and December 31, 1997, and for the period from date of bankruptcy [April 30, 1993] to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom, Inc. [a development stage company] as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and December 31, 1997, and for the period from date of bankruptcy [April 30, 1993] to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Unistone, Inc. [a development stage company] will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations and has no assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          /S/ MANTYLA, McREYNOLDS & ASSOCIATES
                                          ------------------------------------
                                          MANTYLA, McREYNOLDS & ASSOCIATES
Salt Lake City, Utah
January 29, 1999



                                 Unistone, Inc.
                         [A Development Stage Company]
                                 Balance Sheet
                                    Formerly
                                  Unicom, Inc.
                               December 31, 1998


                                    ASSETS
Assets ...................................................  $         -0-
                                                            -------------

                  Total Assets ...........................  $         -0-
                                                            =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
 Current Liabilities
 Shareholder Loan - Note 5 ...............................   $      4,435
                                                             ------------
      Total Current Liabilities ..........................          4,435
                                                             ------------

            Total Liabilities ............................          4,435

Stockholders' Deficit:
      Common stock, $.001 par value; 50,000,000
       shares authorized; 21,600,000 shares issued
       and outstanding ...................................         21,600
      Additional paid in capital .........................     38,577,531
      Accumulated deficit prior to bankruptcy - Note 4        (38,591,631)
      Deficit accumulated during development stage                (11,935)
                                                              -----------

            Total Stockholders' Deficit ..................         (4,435)
                                                              -----------
                  Total Liabilities and
                    Stockholders Deficit .................    $       -0-
                                                              ===========




                See accompanying notes to financial statements

                                 Unistone, Inc.
                         [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                           Statements of Operations
         For the Years Ended December 31, 1998 and December 31, 1997,
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1998




                                                         04/30/93
                                                            to
                               1998          1997        12/31/98
                               ----          ----        --------

Revenue:
  Revenues from operations ..   -0-           -0-          -0-
                              ------       -------       -------
      Total Revenue .........   -0-           -0-          -0-

General and Administrative
 Expenses ...................  1,510         2,451        11,532
                              ------       -------       -------
      Net Income Before Taxes (1,510)       (2,451)      (11,532)

      Income taxes ..........    403          -0-            403
                              ------        -------       -------
      Net loss ..............$(1,913)      $(2,451)    $ (11,935)
                              =======       =======      ========

Loss per share ..............$  (.01)      $  (.01)    $    (.01)
                              =======        ======       =======
Weighted Average
 Shares Outstanding        21,600,000   21,600,000    18,600,000
                           ==========   ==========    ==========

                         See accompanying notes to financial statements


                                  Unistone, Inc.
                          [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                       Statements of Stockholders' Deficit
           For the Years Ended December 31, 1998 and December 31, 1997
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1998


                                                               Additional                        Net
                                     Common       Common        Paid in    Accumulated       Stockholders'
                                     Shares       Stock         Capital      Deficit           Deficit
                                     ------       -----         -------      -------           -------
Balance, Apri1 30, 1993 .......... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1993 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1993 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1994 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1994 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1995 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1995 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Issued stock for cash
 July 17, 1996 ...................  7,500,000       7,500                                         7,500

Net loss for the year ended
 December 31, 1996 ...............                                               (7,571)         (7,571)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1996 ....... 21,600,000   $  21,600    $ 38,577,531  $(38,599,202)            (71)

Net loss for the year ended
 December 31, 1997 ...............                                               (2,451)         (2,451)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1997         21,600,000   $  21,600    $ 38,577,531  $(38,601,653)       $ (2,522)

Net Loss for the year ended
  December 31, 1998                                                              (1,913)         (1,913)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1998         21,600,000      21,600      38,577,531   (38,603,566)         (4,435)
                                   ==========     =======   =============  =============       ========

                         See accompanying notes to financial statements


                                  Unistone, Inc.
                          [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                            Statements of Cash Flows
           For the Years Ended December 31, 1998 and December 31, 1997
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1998



                                                                                04/30/93
                                                                                   to
                                                      1998         1997         12/31/98

Cash Flows Used for
  Operating Activities:
Net Loss .......................................   $ (1,913)      (2,451)       $(11,935)
Increase in payable to
 Shareholder ...................................      1,913        2,451           4,435
                                                  ----------     --------       ---------
Net Cash Used for
  Operating ....................................       -0-          -0-           (7,500)

Cash Flows Provided by
  Financing Activities:


Issuance of stock for cash     .................                                   7,500
                                                  ----------     --------       ---------
Net Cash Provided by
  Financing activities .........................       -0-         7,500           7,500


Net Increase in cash ...........................       -0-          -0-              -0-

Beginning Cash .................................       -0-          -0-              -0-

Ending Cash ....................................   $   -0-     $    -0-     $        -0-
                                                  =========      ========       =========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the periods for:
 Interest ......................................   $   -0-     $    -0-     $        -0-
                                                  =========      ========       =========
 Taxes .........................................   $   403     $    -0-     $        403
                                                  =========      ========       =========


                See accompanying notes to financial statements

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                              December 31, 1998


Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               Unistone, Inc. [Company] originally incorporated under the laws of the State of Utah on June 23, 1983 under the name of Camaron Resources, Inc. On October 3, 1989, Unicom, Inc. incorporated under the laws of the State of Delaware. Shortly thereafter, Camaron Resources, Inc. was merged into Unicom, Inc., with Unicom, Inc. as the surviving corporation. The Company has not commenced principal operations and is classified as a development stage company for financial reporting purposes.


               (b) Income Taxes

               Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1998 is $0 due to the valuation allowance established as described below.


               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.


               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 1998.

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                        Notes to Financial Statements
                              December 31, 1998


Note 1         Organization and Summary of Significant Accounting Policies
               [continued]

               (e) Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2         Liquidity

               The Company has accumulated losses through December 31, 1998 amounting to $38,603,566 (11,935 from date of bankruptcy - See
               Note 4) and has no assets at December 31, 1998, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3         Income Taxes

               The Company adopted Statement No. 109 as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                        Notes to Financial Statements
                              December 31, 1998


Note 4         Bankruptcy

               The Company filed for liquidation under chapter 7 of the Bankruptcy Code on April 30, 1993 in the United States Bankruptcy Court for the District of Delaware [Case Number: 93-00503] with estimated assets of under $50,000 [$0] and estimated liabilities of between $1,000,000 to $9,999,999. No assets were available to pay creditors and an Order Approving Trustee's Report of No Distribution and Closing Estate was signed by the bankruptcy court judge on April 1, 1994.

Note 5         Stockholder Loan

               A stockholder has paid expenses on behalf of the Company in the amount of $2,451 during the year ended December 31, 1997 and $71 during the year ended December 31, 1996. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.

                            ARTICLES OF INCORPORATION

                                       OF

                             CAMARON RESOURCES, INC.


     The undersigned natural persons of the age of twenty-one (21) or more, acting as incorporators under the provisions of the Utah Business Corporation Act (hereinafter referred to as the "Act") adopt the following Articles of
Incorporation:

                                    ARTICLE I

                                      NAME

             The name of the Corporation is Camaron Resources, Inc.

                                   ARTICLE II

                                    DURATION
              The duration of this corporation shall be perpetual.
                                   ARTICLE III

                               PURPOSES AND POWERS

     The Corporation is organized and authorized to pursue all lawfull purpose or purposes including, but not limited to (1) Locate, acquire, develop, explore, drill, lease, trade or sell, produce from, invest in and otherwise deal and mineral and oil and gas properties and products for profit, alone or jointly with or by arrangement with other entities, (2) Deal and invest in the securities of other public & private corporations for profit, including mining entities, (3) Buy, sell, hold and deal in non-mineral real properties, particularly undeveloped acreage, and to improve and develop the same, (4) Engage in any and all other lawful business endeavor.

     This Corporation shall further have all powers specified in Sections Four and Five of the Act (UCA Sections 16-10-4,5).

                                   ARTICLE IV
                                  CAPITAL STOCK

     The aggregate number of shares which this Corporation shall have the authority to issue is 50,000,000 shares all of which shall be one mill par value (.001) and all of which shall be designated "common stock". ARTICLE V COMMENCEMENT OF BUSINESS The corporation will not commence business until at least $1,000.000 has been received as consideration for the issuance of shares.
ARTICLE  VI  PREEMPTIVE  RIGHTS No  shareholder  shall have  preemptive  rights.
ARTICLE VII OFFICE AND AGENT

     The address of the corporation's initial registered office is as follows:

                             610 East 4055 South
                             Salt Lake City, Utah 84107

     The name of the Corporation's initial registered agent at The name of the Corporation's initial registered agent at the address is as follows:

                                  Lawrence Posselli

                                    ARTICLE VIII
                                  BOARD OF DIRECTORS

     The management of the affairs, property and interests of the Corporation shall be vested in a Board of Directors. (a) The number of directors constituting the initial board shall be Three (3) in number, provided, however, that the number of directors may be changed from time to time by a provision of the by-laws, but in no event shall the number of directors be less than three
(3) nor more than ten (10). (b) The following shall be the names and addresses of the persons who are to serve as directors until the first annual meeting of the shareholders, or until their successors shall be elected and qualified:

          Lawrence Posselli                   610 East 4055 South
                                              Salt Lake City, Utah  84107

          Gavin Griggs Clawson                1323 Rainsborough Road
                                              Holladay, Utah 84121

          Anthony J. Fratto                   611 East 4075 South
                                              Salt Lake City, Utah 84107

                                          ARTICLE IX
                                     INTERNAL MANAGEMENT

     MEETINGS. Meetings of the shareholders of this Corporation may be held at such place within or without the State of Utah, as may be provided in the by-laws. The meetings of the Board of Directors of the corporation, regular or special, may be held either within or without the State of Utah.

     BY-LAWS. By-laws of the Corporation shall be adopted by its Board of Directors. The by-laws may be altered, amended or repealed from time to time by majority vote of the Board of Directors. The by- laws may contain any provision for the regulation and management of the affairs of the Corporation not inconsistent with the laws of the State of Utah or these Articles of Incorporation.

                                    ARTICLE X
                                  INCORPORATORS

        The names and addresses of the incorporators are as follows:

             Lawrence Posselli                   610 East 4055 South
                                                 Salt Lake City, Utah 84107

             Gavin Griggs Clawson                1323 Rainsborough Road
                                                 Holladay, Utah 84121

             Anthony J. Fratto                   611 East 4075 South
                                                 Salt Lake City, Utah 84107

                                   ARTICLE XI
                    INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The corporation shall indemnify any and all persons who may serve at any time as directors or officers or who at the request of the Board of Directors of Corporation may serve or at any time have served as directors or officers of another corporation in which the corporation at such time owned or may own shares or stock or of which it was or may be a creditor, and their respective heirs, administrators, successors, and assignees, against any and all expenses, including amount paid upon judgments, counsel fees and amounts paid in settlement (before or after suit is commenced), actually and necessarily incurred by such persons in connection with the defense or settlement of any claim, action, suit or proceeding, in which they, or any of them are made parties, or a party, or which may be asserted against them or any of them, by reason of being or having been directors or officers or a director or officer of the Corporation, or such other corporation, except in relation to matters as to which any such director or officer or former director or officer or person shall be adjudge in any action, suit or proceeding to be liable for his own negligence or misconduct in the performance of his duty. Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, by-law, agreement, vote of stockholders, or otherwise.

                                   ARTICLE XII
                           STOCK TRANSFER RESTRICTIONS

     The stockholders of the Corporation among themselves and/or with the Corporation, may, from time to time, unanimously enter into such agreements as may seem expedient to them relating to shares of stock held by them, and limiting the transferability thereof either through the by-laws or by separate agreements, and thereafter any transfer of shares shall be made in accordance with the terms of such agreements.

                                  ARTICLE XIII
                                    CONTRACTS

     No contract or transaction entered into by the Corporation shall be affected by the fact that any director, officer, employee or stockholder of the Corporation may in any way be interested in or connected with any party to such contract or transaction provided, that this interest be first disclosed or have been known to the Board of Directors or by a majority of such members thereof and that the contract or transaction be approved by a majority of the director or stockholders present at the meeting where such contract or transaction is authorized or confirmed; nor shall any director or stockholder be incapacitated from having his vote be counted in determining the existence of the quorum at any meeting of the board of Directors or stockholders which shall authorize any such contract or transaction and any interested director or stockholder may vote threat to authorize any such contract or transaction.

     IN WITNESS WHEREOF, the undersigned, being the incorporators execute these Articles of Incorporation and certify to the truth of the facts herein stated this 23rd day of June, 1983.

                                   By/S/ Lawrence Posselli
                                   LAWRENCE POSSELLI

                                   By/S/ Gavin Griggs Clawson
                                   GAVIN GRIGGS CLAWSON


STATE OF UTAH
                      SS.
COUNTY OF SALT LAKE

     We, the undersigned, being first duly sworn on oath, depose and say: That we are the incorporators herinbefore named; that we have read the foregoing Articles of Incorporation and know the contents thereof and that the same are true of our own knowledge, except as to matters, therein stated upon information and belief, and as to those, we believe them to be true.

                                    By/S/Lawrence Posselli
                                    LAWRENCE POSSELLI

                                    By/S/Gavin Griggs Clawson
                                    GAVIN GRIGGS CLAWSON

                                    By/S/Anthony J. Fratto
                                    ANTHONY J. FRATTO


     Subscribed and sworn to by Lawrence Posselli, Gavin Griggs Clawson, and Anthony J. Fratto, before me this 23RD day of June, 1983. By/S/Davis Church Notary Public Residing in Salt Lake City, UT My Commission Expires:

                              ARTICLES OF AMENDMENT

                       TO THE ARTICLES OF INCORPORATION OF

                             CAMARON RESOURCES, INC.


     Pursuant  to the  provisions  of  Section  16-10-57  of the  Utah  Business
Corporation Act, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation.

     FIRST: The name of the corporation is CAMARON RESOURCES, INC.

     SECOND: The following amendments to the Articles of Incorporation of Camaron Resources, Inc. were duly adopted by the stockholders of the corporation at a meeting held September 25, 1989, in the manner prescribed by the Utah Business Corporation Act, to-wit:

          See Paragraph Seventh herein.

     THIRD: The number of shares of the corporation outstanding at the time of the adoption of such amendments was 28,323,254, and the number entitled to vote thereon was 3,718,000.

     FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon as a class were as follows, to-wit:

              CLASS                                NUMBER OF SHARES

              Common                               3,718,000

     FIFTH: The number of shares voted for such amendments was 1,844,000, with none opposing and none abstaining.

     SIXTH: Except as provided in Paragraph Seventh below, these amendments do not provide for any exchange, reclassification or cancellation of issued shares.

     SEVENTH: These amendments do effect a change in the stated capital of the corporation. Pursuant to resolutions adopted by tile stockholders of the corporation at a meeting held September 25, 1989, the 20,823,254 shares issued pursuant to a Contribution and Exchange Agreement entered into between the Company and stockholders of MEC Oil Corporation were cancelled, leaving 7,500,000 one mill ($0.001) par value common voting shares issued and outstanding which were reverse split on a basis of eight-tenths for one (.8 for 1), retaining the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the corporation, and resulting in a total of 6,000,000 shares of one mill ($0.001) par value common voting stock being issued and outstanding.

     IN WITNESS WHEREOF, the undersigned President and Secretary, having been thereunto duly authorized have executed the foregoing Articles of Amendment for the corporation under the penalties of perjury as of this 28 day of September 1989.

                                                   CAMARON RESOURCES, INC.

                                                   By /S/ Jannette Nikas
                                                   Jannette Nikas, President


Attest:

/S/ SHERYL ROSS
Sheryl Ross, Secretary

                            CERTIFICATE OF MERGER OF
                             CAMARON RESOURCES, INC.
                              (a Utah corporation)
                                  WITH AND INTO
                                  UNICOM, INC.
                            (a Delaware corporation)


     Pursuant to Section 252 (e) of the General Corporation Law


     Camaron Resources,Inc., a corporation formed under the laws of the State of Utah, desiring to merge with Unicom, Inc., a corporation formed under the laws of the State of Delaware, pursuant to the provisions of Section 252(c) of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY as follows:

     FIRST: That the names and states of incorporation of each constituent corporation are;

NAME                                        STATE OF INCORPORATION

Camaron Resources, Inc.                      Utah

Unicom, Inc.                                 Delaware

     SECOND: That a Plan of Merger has been approved, adopted, certified, executed and acknowledged by each constituent corporation in accordance with
Section 252(c) of the General Corporation Law of the State of Delaware.

     THIRD: That the name of the Surviving Corporation is Unicom, Inc., the Delaware corporation.

     FOURTH: That the Certificate of Incorporation of Unicom, Inc. the Delaware corporation, as now in force and effect, shall continue to be the Certificate of Incorporation of the Surviving Corporation until amended and changed pursuant to the provisions of the General Corporation Law of the State of Delaware,

     FIFTH: That an executed copy of the Plan of Merger is on file at the registered office of the Surviving Corporation, 229 South State Street, Dover, County of Kent, Delaware 19901, and at the office of Jeffrey E. Levine, Esq., 825 Third Avenue, New York, New York 10022-7574, and that a copy of the Plan of Merger will be furnished by the Surviving Corporation, on request and without cost, to any stockholder of any constituent corporation.

     SIXTH: The Surviving Corporation agrees that it may be served with process in the State of Utah, in any proceeding for enforcement of any obligation of any constituent corporation of the State of Utah, as well as for the enforcement of any obligation of the Surviving Corporation or resulting corporation arising from the merger, including any suit or other proceeding to enforce the right of any stockholders as determined in appraisal proceedings pursuant to the provisions of the applicable laws of the State of Utah, and hereby irrevocably appoints the Secretary of State of Utah as its agent to accept service of process in any suit or other proceeding. The address to which a copy of any such process shall be mailed by the Secretary of State is: c/o Jeffrey E. Levine, Esq., 825 Third Avenue, New 'York, Now York 10022-7574.

     IN WITNESS WEREOF, said Camaron Resources, Inc., a Utah corporation, and Unicom, Inc., a Delaware corporation, have caused this Certificate to be executed by its officers thereunto duly authorized this 2nd day of October, 1989.

                                                   CAMARON RESOURCES, INC.
                                                   (a Utah corporation)


                                                    UNICOM, INC.
                                                    (a Delaware corporation)

                                     BY-LAWS

                                       OF

                                  UNICOM, INC.
                        FORMERLY CAMERON RESOURCES, INC.

                                   ARTICLE I.
                                     OFFICES

     The principal office of the corporation in the State of New York shall be located in New York City, New York County. Branch or subordiante offices may at any time be established by the Board of Directors at any place or places as the corporation is qualified to do business.

     The registered office of the corporation required by the General Corporation Law of the State of Delaware is maintained in the State of Delaware at 32 Loockerman Square, Suite L-100, Dover, Delaware 19901. The Board of Directors is hereby granted full power and authority to change the address of the registered office from one location to another in the State of Delaware.

                                   ARTICLE II.
                                  SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on the seventh day in the month of July in each year, beginning with the year 1984 at the hour of 11 o'clock a.m.,, for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Delaware, such meeting shall be held on the next succeeding business day. If the election of Directors shall not be held on the day designated herein for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be.

     Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the President or by the Board of Directors, and shall be called by the President at the request of the holders of not less than one-tenth of all the outstanding shares of the corporation entitled to vote at the meeting.

     Section 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of New York, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of New York, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation in the State of New York.

     Section 4. Notice of Meeting. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

     Section 5. Quorum. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the shares are represented, the meeting may be adjourned from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

     Section 6. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy

     Section 10. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

     Section 7. Voting of Shares. Subject to the provisions of Section 9 of this
Article II, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

     Section 8. Voting of Shares by Certain Holders. Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the by-laws of such corporation may Prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine.

     Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

     Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

     A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

     Shares of its own stock belonging to the corporation or held by it in a fiduciary capacity shall not be voted in determining the total number of outstanding shares at any given time.

     Section 9. Cumulative Voting. At each election for Directors every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are Directors to be elected and for whose election he has a right to vote, there shall be no right to cumulate votes by giving one candidate as many votes as the number of such Directors multiplied by the number of his shares shall equal, or be distributing such votes on the same principal among any number of candidates.

                                   ARTICLE III

                               BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the corporation shall be managed by its Board of Directors.

     Section 2. Number, Tenure and Qualifications. The number of directors of the corporation shall be three. Each director shall hold office until the next annual meeting of the shareholders and until his successor shall have been elected and qualified. Directors need not be residents of the State of Delaware or shareholders of the corporation.

     Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of the shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Delaware, for the holding of additional regular meetings without-other notice than such resolution.

     Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Delaware, as the place for holding any special meeting of the Board of Directors called by them.

     Section 5. Notice. Notice of any special meetings shall be given at least ten days previously thereto by written notice delivered personally or mailed to each director at his business address ' or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objections to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     Section 6. Quorum. A majority of the number of directors fixed by Section 2 of this Article III who are a so stockholders of the corporation shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present any adjourn the meeting from time to time without further notice.

     Section 7. Manner of Action. The act of the majority of the director present at a meeting at which a quorum is present shall be the act of the Board of Directors,

     Section 8. Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall be elected for the unexpired term of his Predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of the shareholders called for that purpose.

     Section 9. Compensation. By resolution of the Board of Directors, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meetinq of the Board of Directors or a stated salary as Director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

     Section 10. Presumption of Assent. A director of the corporation who is present a, a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

                                   ARTICLE IV
                                    OFFICERS

     Section 1. Number. The officers of the corporation shall be a president, one or more vice-presidents (the number thereof to be determined by the Board of Directors), a secretary, and a treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of president and secretary.

     Section 2. Election and Term of Office The officers of the corporation to be elected by the Board of Directors shall be elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until death or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     Section  4.   vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the tern.

     Section 5. President. The President shall be the Principal executive officer of the corporation and subject to the control of the Board of Directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors. He may sign, with the Secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contract, or other instruments which the Board of Directors has authorized to be executed except in cases whore the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed, and in general shall perform all duties incident to the of f ice of President and such other duties as may be prescribed by the Board of Directors from time to time.

     Section 6. The Vice-Presidents. In the absence of the President in the event of his death, inability or refusal to act, the Vice-President (or in the event there be more than one Vice-President, the Vice-Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice-President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned by him by the President or by the Board of Directors.

     Section 7. The Secretary. The Secretary shall: (a) keep the minutes of the shareholders; and the Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-laws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents, the execution of which on behalf of the corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President, or a Vice-President certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the corporation; and (g) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

     Section 8. The Treasurer. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with tie Provisions of Article V of these By-laws, and (b) in general perform all of the duties incident to the office of the Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

     Section 9. Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries, when authorized by the Board of Directors, may sign with the President or a Vice-President certificates for shares of the corporation the issuance of which shall have been authorized by a resolution of the Board of Directors. The Assistant Treasurers shall respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the President or the Board of Directors.

     Section 10. Salaries. The salaries of the officers shall be fixed from, time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

                                   ARTICLE V.

                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

     Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     Section 2. Loans. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     Section 3. Checks, Drafts, Etc. All checks, drafts, or other orders for the payment of money, notes or indebtedness issued in the name of the be signed by such officer or officers, the corporation and in such manner as time be determined by resolution of the other evidences of corporation, shall agent or agents of shall from time to Board of Directors.

     Section 4. Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                                   ARTICLE VI.

                   CERTIFICATES FOR SHARES AND TEEIR TRANSFER

     Section 1. Certificates for Shares. Certificates representing shares of the corporation shall be in such form as shall be determined by the Board of
Directors. Such certificates shall be signed by the President or a Vice-President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation or transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the Board of Directors may prescribe.

     Section 2. Transfer of Shares. (a) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office.

     (b) The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of this state.

                                   ARTICLE VII
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the first day of July in each year.

                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, divdends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                   ARTICLE IX

                                      SEAL

     The directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                    ARTICLE X

                                WATVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is require to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                   ARTICLE XI

                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted by a vote of the stockholders representing a majority of all the shares issued and outstanding, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.