Form 10QSB
period 1999-03-31
UNICOM INC /DE/
filed 1999-05-24
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

                                April 30, 1999
                                   21,600,000


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                               3/31/99                12/31/98
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           4,781      $         4,435
          Accounts Payable                                0                    0
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       4,781      $         4,435
                                           ----------------       --------------
TOTAL LIABILITIES                                     4,781                4,435
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               21,600,000 shares                     21,600               21,600
          Paid-in Capital                        38,577,531           38,577,531
          Accumulated Deficit                   (38,601,111)         (38,601,653)
          Deficit accumulated during
               development stage                    (12,281)             (11,935)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (4,781)              (4,435)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended March 31, 1999 and 1998

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  3/31/99              3/33/98
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $               346  $               412
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                   346                  412
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $              (346) $              (412)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                  (346)                (412)

NET LOSS PER SHARE                         $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       21,600,000           21,600,000
                                             ==================   ==================


                                 UNISTONE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 1999 and 1998


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/99              3/31/98
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (346)   $           (412)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0
   Increase/(Decrease) in accounts payable                           0                   0
   Increase/(Decrease) in loans from shareholder                   346                 412
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0
      Beginning Cash Balance                                         0                   0
      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 1999 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 1999 or since on or before approximatly 1992. During the quarterly period ended March 31, 1999, the Company received no revenue and incurred expenses of $346, stemming from general and administrative expenses.

Liquidity.

     At March 31, 1999, the Company had total current assets of $0 and total liabilities of $4,781.

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