Form 10QSB
period 1999-06-30
UNISTONE INC
filed 1999-07-27
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

                                July 26, 1999
                                   21,600,000


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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      June 30, 1999 and December 31, 1998

                                               6/31/99                12/31/98
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           6,009      $         4,435
               Total Current Liabilities              6,009                4,435
                                           ----------------       --------------
      Total Current Liabilities                       6,009      $         4,435
                                           ----------------       --------------
TOTAL LIABILITIES                                     6,009                4,435
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               21,600,000 shares                     21,600               21,600
          Paid-in Capital                        38,577,531           38,577,531
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulated during
               development stage                    (13,509)             (11,935)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (6,009)              (4,435)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1999 and 1998

                                               Three Months         Three Months           Six Months            Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/99              6/30/98               6/30/99              6/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

OPERATING EXPENSES
     Office Expenses                                       104                   0                   104                  250
     Professional Fees                                   1,124               1,046                 1,470                1,208
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                 1,228               1,046                 1,574                1,458
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $            (1,228) $           (1,046)  $            (1,574)              (1,458)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                     0                    0

NET LOSS                                                (1,228)             (1,046)              (1,574)               (1,458)

NET LOSS PER SHARE                         $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       21,600,000           21,600,000           21,600,000           21,600,000
                                             ==================   ==================     ==================   ================



                                 UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 1999 and 1998


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/99              6/30/98            6/30/99            6/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,228)   $         (1,046)  $         (1,574)           (1,458)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in loans from shareholder                 1,228               1,046              1,574            (1,458)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============








Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 1999 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 1999 or since on or before approximatly 1992. During the quarterly period ended June 30, 1999, the Company received no revenue and incurred expenses of $1,228, stemming from general and administrative expenses.

Liquidity.

     At June 30, 1999, the Company had total current assets of $0 and total liabilities of $6,009.

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

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     The Company has called a special meeting of the stockholders(the "Meeting") to be held subsequent to the period covered by this report, on Wednesday, August 11, 1999, at 10:00 a.m., Mountain Daylight Time. The Meeting will be held at the offices of the Company, 5525 South 900 East, Suite 110, Salt Lake City, Utah 84117. For additional information regarding the Meeting, please see the Company's Difinitive Information Statement as filed with the Securities and Exchange Commission on or about July 7, 1999.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; Not Applicable.

(b)Reports on Form 8-K.

     On January 25, 1999, the Company  filed an 8-K Report with the   Securities
and Exchange Commission.*

(c) Documents Incorporated by Reference.

     On or about July 7, 1999, the Company filed a Definitive Information Statement with the Securities and Exchange Commission regarding the Special Meeting of Stockholders to be held subsequent to the period covered by this report, on Wednesday, August 11, 1999.**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNISTONE, INC.



Date:
                            Travis T. Jenson, President and Director



Date:
                            James P. Doolin, Secretary, Treasurer and Director