Form 10QSB
period 1999-09-30
UNISTONE INC
filed 1999-10-07
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                              None, Not Applicable;
                                      -----------
          (Former Name or Former Address, if changed since last Report)


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

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999
                                    6,500,554




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      September 30, 1999 and December 31, 1998

                                               9/30/99                12/31/98
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $             178      $         4,435
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                         178      $         4,435
                                           ----------------       --------------
TOTAL LIABILITIES                                       178                4,435
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               6,500,554 shares                       6,501               21,600
          Paid-in Capital                        38,598,630           38,577,531
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulateed during
               development stage                    (13,678)             (11,935)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                             (178)             (4,435)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT $               0      $             0
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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 1999 and 1998

                                               Three Months         Three Months          Nine Months           Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  9/30/99              9/30/98               9/30/99              9/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                 0   $                 0   $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                    0                     0                   0

OPERATING EXPENSES
     Office Expenses                                       169                  121                   273                 371
     Professional Fees                                       0                  257                 1,470               1,465
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   169                  378                 1,743               1,836
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (169) $              (378)  $            (1,743)             (1,836)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   54                     0                  54

NET LOSS                                                  (169)                (432)               (1,743)             (1,890)

LOSS PER SHARE                             $             (0.01) $             (0.01) $              (0.01)              (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       15,066,848           21,600,000           19,422,283           21,600,000
                                             ==================   ==================     ==================   ================


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998


                                                        Three Months        Three Months        Nine Months       Nine Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/99              9/30/98            9/30/99            9/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (169)   $           (432)  $         (1,743)           (1,890)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                   169                 432              1,743            (1,890)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1999, or since on or before approximatly 1992. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $169, stemming from general, administrative and tax expenses.

Liquidity

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $178.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     Effective August 24, 1999, the Company completed a reverse split of its issued and outstanding voting securities of the Company's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for forty (1:40), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts, with all fractional shares being rounded up to the nearest whole share; provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date thereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares shall be conveyed to the Company by Jenson Services, Inc.; that all shares required for rounding be issued by the Company. For additional information regarding the reverse split, please see the Company's Definitive Information Statement, as filed with the Securities and Exchange Commission on or about July 9, 1999.


Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On August 11, 1999, a Special Meeting of Shareholders of Unistone, Inc., was held. The only matter to be voted on was a reverse split of the issued and outstanding voting securities of the Company's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for forty (1:40), as discussed in
Item 2, above.

     Present in person or by proxy were 15,010,100 of the 21,600,000 or approximately 69% of the Company's securities currrently outstanding. 15,010,100 votes were cast in favor of the reverse split, 0 votes were cast against the reverse split with no votes abstaining. For additional information regarding the shareholders meeting, please see the Company's Definitive Information Statement, as filed with the Securities and Exchange Commission on or about July 9, 1999.

Item 5.Other Information.

    On September 21, 1999, the Board of Directors authorized the issuance of 6,000,000 "unregistered" and "restricted" post-split shares of the Company's $0.001 par value common stock to Jenson Services , Inc., ("Jenson"), as compensation for $6,000 in expenses incurred and liabilities settled on behalf of the Company and settled by Jenson. The above mentioned expenses include, but are not limited to, audit expenses, fees associated with the filing fo the Company's annual reports, legal fees and fees associated with the Company's transfer agent.

     During the period covered by this report, the Company removed from its shareholders list a total of 50,070 shares of its $0.001 par value common voting stock. This stock was cancelled by the Company on or before 1991, however, the stock was not removed from the Company's shareholders list. The cancellation and removal of these shares from the shareholders list did not decrease the total authorized shares and appropriate adjustments to the paid-in capital and capital stock accounts have been made.


Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

     Definitive Information Statement, as filed with the Securities and Exchange Commision, on or about July 9, 1999.

(b)Reports on Form 8-K.

     None; Not Applicable.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNISTONE, INC.



Date:  10-6-99              By/S/ Travis T. Jenson
                            Travis T. Jenson, President and Director



Date:  10-6-99              By/S/ James P. Doolin
                            James P. Doolin, Secretary, Treasurer and Director