Form 10KSB
period 1999-12-31
UNISTONE INC
filed 2000-03-30
CIK 861050

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 23, 2000 - $162.50. There are approximately 162,500 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                                 March 22, 2000
                                   7,001,288

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

     Effective March 8, 2000 the Company filed a renewal and revival of charter with the State of Delaware. The Company's charter was voided by the State of Delaware March 1, 2000 for non-payment of taxes. The retroactive effective date when restoration, renewal, and revival of the charter of the Company commenced was the 29th day of February, 2000.

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

     Effective August 24, 1999, the Company completed a reverse split of the issued and outstanding voting securities of the Company's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for forty (1:40), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts, with all fractional shares being rounded up to the nearest whole share; provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares shall be conveyed to the Company by Jenson Services, Inc. All shares required for rounding were issued by the Company. For additional information regarding the reverse split, please see the Company's Definitive Information Statement, as filed with the Securities and Exchange Commision, on or about July 9, 1999, which is incorporated herein by this reference.

     On September 21, 1999, the Company resolved to issue 6,000,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to Jenson Services, Inc., as compensation for $6,000.00 in expenses incurred and liabilities settled on behalf of the Company and settled by Jenson Services, Inc. The above mentioned expenses include, but are not limited to audit expenses, fees associated with the filing of the Company's annual reports, legal fees and fees associated with the Company's transfer agent. These shares were were deemed by the Company as fully resolved and non-assessable.

     On October 26, 1999, the Company issued 500,000 shares of S-8 stock to certain officers, directors and legal counsel for services rendered to the Company. Specifically, 125,000 shares of S-8 stock were issued to Leonard W. Burningham, Esq., the Company's legal counsel, Travis T. Jenson, President and Director, William Hollingsworth, Vice-President and Director and James P.
Doolin, Secretary and Director. For additional information regarding the issuance of these share, please see the Company's Form S-8 filing, as filed with the Securities and Exchange Commission on or about October 26, 1999, which is incorporated herein by this reference.

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

Year 2000.
----------

     The Company has not seen any adverse effects related to computer problems associated with the change of year to the year 2000. However, the possibility exists that the Company may merge with or acquire a business that has been or will continue to be negatively affected by the "year 2000" problem. The effect of such problem on the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
----------------------------------------------------

     Pursuant to unanimous consent of the Board of Directors and a vote of the Shareholders at a Special Meeting of the Shareholders held on August 11, 1999, at which time 15,010,100 of the 21,600,000 or approximately 69% of the outstanding common voting shares voted in favor of, the Company completed a reverse split of the issued and outstanding voting securities of the Company's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for forty (1:40), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts, with all fractional shares being rounded up to the nearest whole share; provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares shall be conveyed to the Company by Jenson Services, Inc. All shares required for rounding were issued by the Company. For additional information regarding the reverse split, please see the Company's Definitive Information Statement, as filed with the Securities and Exchange Commision, on or about July 9, 1999, which is incorporated herein by this reference.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company has submitted for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------



Name and Address         Date      Number of Shares         Consideration
----------------         ----      ----------------         -------------
Jenson Services, Inc.*    7/19/96       187,500                $7,500
Jenson Services, Inc.*    9/21/99     6,000,000                $6,000

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its bankruptcy proceedings in 1993.

     At December 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1999, the Company had a net loss of $5,058. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended December 31, 1999 and 1998, an unaffiliated shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $4,558 and $1,913, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - December 31, 1999

          Statements of Operations for the years ended
          December 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor since June 4, 1997. The Company's previous auditor was Leon, Kaminski, Cohen, Goldstein, and Company, 5858 Westheimer Rd., Houston, TX 77057-5650. The Company did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opion that was to be rendered on the financial statements, nor any written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, there have been no disagreements between auditors or the Company and its auditors. For material documentation respecting the change in the Company's auditors, see Item 13 of the Company's Report on Form 8-K, as filed on January 25, 1999, which is incorporated herein by this reference.


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

Business Experience.
--------------------

     Travis T. Jenson. President and Director. Mr. Jenson is 27 years of age. He graduated with honors from Westminster College of Salt Lake in 1995 with a Bachelors of Science. Mr. Jenson has been a director and executive officer of the Company since 1996.

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


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company filed Form 3's, Initial Statement of Beneficial Ownership of Securities, on behalf of its officers, directors, and "affiliates" on or about May 20, 1999. In addition, a Form 4, Statement of Changes in Beneficalal Ownership was filed on or about October 15, 1999 on behalf of Mr. Duane S. Jenson. With exception to the aforementioned, no reporting person has engaged in any transactions requiring the filing of Form 4 or Form 5 since his or her appointment.


Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,        12/31/99    0     0     0     0      0     0   $125
President,     12/31/98    0     0     0     0      0     0   0
Director       12/31/97    0     0     0     0      0     0   0


James P.
Doolin         12/31/99    0     0     0     0      0     0   $125
Secretary/     12/31/98    0     0     0     0      0     0   0
Treasurer,     12/31/97    0     0     0     0      0     0   0
Director

William "Bill" 12/31/99    0     0     0     0      0     0   $125
Hollingsworth, 12/31/98    0     0     0     0      0     0   0
Vice President 12/31/97    0     0     0     0      0     0   0
Director

Stacie H.      12/31/98    0     0     0     0      0     0   0
Jenson         12/31/97    0     0     0     0      0     0   0
Secretary/     12/31/96    0     0     0     0      0     0   0
Treasurer,
Director

     Mr. Travis T. Jenson, President and Director, Mr. James P. Doolin, Secretary/Treasurer and Director, and Mr. William Hollingsworth, Vice President and Director were each issued 125,000 shares of S8 stock by the Company as compensation for services rendered to the Company. The aforementioned stock was valued at $125, respectfully. For additional information regarding the issuance of the aforementioned S8 shares, please see the Company's Form S-8, as filed with the Securities and Exchange Commission on or about October 29, 1999, which is incorporated herein by this reference. Except for the aforementioned stock issuance, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director. However, Mr. Travis T. Jenson, President and Director, Mr. James P. Doolin, Secretary/Treasurer and Director, and Mr. William Hollingsworth, Vice President and Director were each issued 125,000 shares of S8 stock by the Company as compensation for services rendered to the Company. The aforementioned stock was valued at $125, respectfully.For additional information regarding the issuance of the aforementioned S8 shares, please see the Company's Form S-8, as filed with the Securities and Exchange Commission on or about October 29, 1999, which is incorporated herein by this reference.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 7,000,288 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class (1)
----------------           ------------------           --------

Jenson Services, Inc.*        6,378,212                  91.1%
5525 S. 900 E. #110
Salt Lake City, UT
84117


                              -------                     ----
                              6,378,212                  91.1%

     *Mr. Duane S. Jenson may be deemed beneficial owner of these shares due to his association with Jenson Services, Inc. Mr. Jenson is President and sole owner of Jenson Services, Inc.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Travis T. Jenson               129,500                 1.85%
5525 S. 900 E. #110
Salt Lake City, Utah
84117

James P. Doolin                125,000                 1.85%
4803 S. 1110 E.
Salt Lake City, Utah
84117

William Hollingsworth          125,000                 1.85%
192 North 1st West
Preston, ID  83263
                              -------              ------
All directors and
executive officers             379,500                 5.55%
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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the captions "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years", "Executive Compensation" and "Compensation of Directors", of Item 1.

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

Exhibits
--------

Exhibit
Number               Description*
------               -----------

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE


     Form 8-K as filed on January 25, 1999, for information relating to the Company's bankruptcy, change in the Compay's auditors, and other matters, as described in Item I, Part I, above.*

     Definitive Information Statement as filed on July 9, 1999 for information relating to the Company's special meeting of the shareholders and reverse split.*

     Form S-8 as filed on October 26, 1999, for information regarding the issuance of S-8 shares to the Company's officers, directors and legal counsel.*

     *Summaries of all exhibits contained in this Report are modiified in their entirety by reference to these Exhibits.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNSTONE, INC.



Date: 3-29-00                          By/S/Travis T. Jenson
                                       Travis T. Jenson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        UNISTONE, INC.



Date:  3-29-00                          By/S/Travis T. Jenson
                                        Travis T. Jenson
                                        President and Director



Date:  3-29-00                          By/S/James P. Doolin
                                        James P. Doolin
                                        Secretary/Treasurer and Director





                                 UNISTONE, INC.
                         [A DEVELOPMENT STAGE COMPANY]
                                     Formerly
                                  UNICOM, INC.
                             FINANCIAL STATEMENTS

                              December 31, 1999

                     [WITH INDEPENDENT AUDITORS' REPORT]

                                 Unistone, Inc.
                         [A DEVELOPMENT STAGE COMPANY]

                                    Formerly
                                  UNICOM, INC.

                               TABLE OF CONTENTS



                                                           Page

      Independent Auditors' Report. . . . . . . . . . . . .  1


      Balance Sheet - December 31, 1999 . . . . . . . . . .  2


      Statements of Operations for the years ended
      December 31, 1999 and December 31, 1998, and
      for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1999 . . . . . . . .  3


      Statements of Stockholders' Deficit for the
      years ended December 31, 1999 and December 31,
      1998, and for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1999 . . . . . . . .  4


      Statements of Cash Flows for the years ended
      December 31, 1999 and December 31, 1998, and
      for the Period From Date of Bankruptcy
      [April 30, 1993] to December 31, 1999 . . . . . . . .  5


      Notes to Financial Statements . . . . . . . . . . . . 6-8

                         Independent Auditors' Report


The Board of Directors and Shareholders
Unistone, Inc.[a development stage company]


     We have audited the accompanying balance sheet of Unistone, Inc. [a development stage company], formerly Unicom, Inc., as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and December 31, 1998, and for the period from date of bankruptcy [April 30, 1993] to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom, Inc. [a development stage company] as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 31, 1998, and for the period from date of bankruptcy [April 30, 1993] to December 31, 1999, in conformity with generally accepted accounting principles.

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

                                          /S/ MANTYLA McREYNOLDS
                                          ------------------------------------
                                          MANTYLA, McREYNOLDS
Salt Lake City, Utah
January 10, 2000



                                 Unistone, Inc.
                         [A Development Stage Company]
                                 Balance Sheet
                                    Formerly
                                  Unicom, Inc.
                               December 31, 1999


                                    ASSETS
Assets ...................................................  $         -0-
                                                            -------------

                  Total Assets ...........................  $         -0-
                                                            =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
 Current Liabilities
 Franchise Tax Payable ...................................             30
 Shareholder Loan - Note 5 ...............................   $      2,993
                                                             ------------
      Total Current Liabilities ..........................          3,023
                                                             ------------

            Total Liabilities ............................          3,023

Stockholders' Deficit:
      Common stock, $.001 par value; 50,000,000
       shares authorized; 7,000,806, shares issued
       and outstanding ...................................          7,001
      Additional paid in capital .........................     38,598,630
      Accumulated deficit prior to bankruptcy - Note 4        (38,591,631)
      Deficit accumulated during development stage                (17,023)
                                                              -----------

            Total Stockholders' Deficit ..................         (3,023)
                                                              -----------
                  Total Liabilities and
                    Stockholders Deficit .................    $       -0-
                                                              ===========




                See accompanying notes to financial statements

                                 Unistone, Inc.
                         [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                           Statements of Operations
         For the Years Ended December 31, 1999 and December 31, 1998,
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1999




                                                         04/30/93
                                                            to
                               1999          1998        12/31/99
                               ----          ----        --------

Revenue:
  Revenues from operations ..   -0-           -0-          -0-
                              ------       -------       -------
      Total Revenue .........   -0-           -0-          -0-

General and Administrative
 Expenses ...................  5,058         1,510        16,590
                              ------       -------       -------
      Net Income Before Taxes (5,058)       (1,510)      (16,590)

      Income taxes ..........     30           403           403
                              ------        -------       -------
      Net loss ..............$(5,088)      $(1,510)    $ (16,993)
                              =======       =======      ========

Loss per share ..............$  (.01)      $  (.01)    $    (.02)
                              =======        ======       =======
Weighted Average
 Shares Outstanding         2,304,917      540,000       712,530
                           ==========   ==========    ==========

                         See accompanying notes to financial statements


                                  Unistone, Inc.
                          [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                       Statements of Stockholders' Deficit
           For the Years Ended December 31, 1999 and December 31, 1998
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1999


                                                               Additional                        Net
                                     Common       Common        Paid in    Accumulated       Stockholders'
                                     Shares       Stock         Capital      Deficit           Deficit
                                     ------       -----         -------      -------           -------
Balance, Apri1 30, 1993 .......... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1993 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1993 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1994 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1994 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Net loss for the year ended
 December 31, 1995 ...............                                              -0-                 -0-
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1995 ....... 14,100,000      14,100    $ 38,577,531  $(38,591,631)       $    -0-

Issued stock for cash
 July 17, 1996 ...................  7,500,000       7,500                                         7,500

Net loss for the year ended
 December 31, 1996 ...............                                               (7,571)         (7,571)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1996 ....... 21,600,000   $  21,600    $ 38,577,531  $(38,599,202)            (71)

Net loss for the year ended
 December 31, 1997 ...............                                               (2,451)         (2,451)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1997         21,600,000   $  21,600    $ 38,577,531  $(38,601,653)       $ (2,522)

Net Loss for the year ended
  December 31, 1998                                                              (1,913)         (1,913)
                                   ----------     -------   -------------  -------------       --------
Balance, December 31, 1998         21,600,000      21,600      38,577,531   (38,603,566)         (4,435)

Reverse Stock Split 1:40          (21,049,376)    (21,049)         21,049
 August 24, 1999

Issued shares for debt              6,000,000       6,000                                         6,000
 September 21, 1999

Cancelled shares                      (49,818)        (50)
 September 30, 1999

Issued shares for services           (500,000)        500                                           500
 November 9, 1999

Net loss for the year ended                                                       5,058          (5,058)
 December 31, 1999
                                   ----------     -------   -------------  -------------       --------

Balance, December 31, 1999          7,000,806     $ 7,001     38,598,630    (38,608,624)       $ (2,993)
                                   ==========     =======   =============  =============       ========

                         See accompanying notes to financial statements


                                  Unistone, Inc.
                          [A Development Stage Company]
                                    Formerly
                                  Unicom, Inc.
                            Statements of Cash Flows
           For the Years Ended December 31, 1999 and December 31, 1998
and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 1999



                                                                                04/30/93
                                                                                   to
                                                      1999         1998         12/31/99

Cash Flows Used for
  Operating Activities:
Net Loss                                           $ (5,088)      (1,913)       $(16,993)
Issued stock for services                               500                          500
Issued stock for debt                                 6,000                        6,000
(Decrease) Increase in payable to
 Shareholder                                         (1,442)        1,913          2,993
Increase in Franchise Tax                                30                           30
                                                  ----------     --------       ---------
Net Cash Used for
  Operating ....................................       -0-          -0-           (7,500)

Cash Flows Provided by
  Financing Activities:


Issuance of stock for cash     .................                                   7,500
                                                  ----------     --------       ---------
Net Cash Provided by
  Financing activities .........................       -0-          -0-            7,500


Net Increase in cash ...........................       -0-          -0-              -0-

Beginning Cash .................................       -0-          -0-              -0-

Ending Cash ....................................   $   -0-     $    -0-     $        -0-
                                                  =========      ========       =========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the periods for:
 Interest ......................................   $   -0-     $    -0-     $        -0-
                                                  =========      ========       =========
 Taxes .........................................   $   -0-     $   403     $        403
                                                  =========      ========       =========


                See accompanying notes to financial statements

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                              December 31, 1999


Note 1         Organization and Summary of Significant Accounting Policies

               (a) Organization

               Unistone, Inc. [Company] originally incorporated under the laws of the State of Utah on June 23, 1983 under the name of Camaron Resources, Inc. On October 3, 1989, Unicom, Inc. incorporated under the laws of the State of Delaware. Shortly thereafter,
               Camaron Resources, Inc. was merged into Unicom, Inc., with Unicom, Inc. as the surviving corporation. In 1999, at the request of the State of Delaware, Unicom, Inc., determined it would change its name to Unistone, Inc. The Company has not commenced principal operations and is classified as a development stage company for financial reporting purposes.


               (b) Income Taxes

               Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1999 is $0 due to the valuation allowance established as described below.


               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.


               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 1999.

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                        Notes to Financial Statements
                              December 31, 1999


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

Note 2         Liquidity

               The Company has accumulated losses through December 31, 1999 amounting to $38,591,631 (16,993 from date of bankruptcy - See
               Note 4) and has no assets at December 31, 1999, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3         Income Taxes

               The Company adopted Statement No. 109 as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1999 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

                Deferred tax assets                     Balance    Tax     Rate
                ________________________________________________________________
                Loss carryforward (expires 2014)        $16.993    $2.549   %15

                        Valuation allowance                       ($2,549)
                                                                 _________
                                Defereed tax asset                      0
                                                                 =========
                This allowance has increased $759 over the prior year amount of $1,790.

                                 Unistone, Inc.
                                    Formerly
                                  Unicom, Inc.
                          [A Development Stage Company]
                        Notes to Financial Statements
                              December 31, 1999


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

Note 5         Stockholder Loan

               A stockholder has paid expenses on behalf of the Company in the amount of $4,558 during the year ended December 31, 1999 and $1,913 during the year ended December 31, 1998. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.

               On October 25, 1999, the Company entered an agreement to compensate three officers and directors of the Company, and one consultant for services with 125,000 common shares each, at par ($0.001); the total value of the transaction was $500 for 500,000 shares.

Note 6         Common Stock Split

               In August of 1999, the Company effected a reverse split of the issued and outstanding common stock on a basis of one for forty (1:40), while retaining the current authorized capital accounts and capital surplus accounts. All fractional shares are rounded up to the nearest whole share, provided that no stockholder, on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate of record basis, would be affected by the reverse split and such additional shares as required to provide a minimum of 100 shares be conveyed.