Form 10QSB
period 2000-03-31
UNISTONE INC
filed 2000-05-12
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

                              None; not applicable.
                                   -----------
          (Former Name or Former Address, if changed since last Report)

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

  None; not applicable.

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                March 31, 2000
                                   7,000,086


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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                               3/31/00                12/31/99
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           4,012      $         2,993
          Accounts Payable                                0                    0
          Income Taxes Payable                           30                   30
                                           ----------------       --------------
      Total Current Liabilities                       4,042      $         3,023
                                           ----------------       --------------
TOTAL LIABILITIES                                     4,042                3,023
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               7,000,086  shares                      7,001                7,001
          Paid-in Capital                        38,598,630           38,598,630
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulated during
               development stage                    (18,042)             (17,023)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                          (18,042)             (17,023)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1999 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended March 31, 2000 and 1999

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  3/31/00              3/31/99
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $             1,019  $               346
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                 1,019                  346
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $            (1,019) $              (346)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                (1,019)                (346)

NET LOSS PER SHARE                         $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        7,000,086           21,600,000
                                             ==================   ==================


                                 UNISTONE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2000 and 1999


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/00              3/31/99
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (1,019)   $           (346)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0
   Increase/(Decrease) in accounts payable                           0                   0
   Increase/(Decrease) in loans from shareholder                 1,019                 346
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0
      Beginning Cash Balance                                         0                   0
      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 2000 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 2000 or since on or before approximatly 1992. During the quarterly period ended March 31, 2000, the Company received no revenue and incurred expenses of $1,019, stemming from general and administrative expenses.

Liquidity.

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $4,042.

Year 2000.

     The Company did not experience any computer problems associated with the change of year to the year 2000. However, the possiblity exists that the Company may merge with or acquire a business that has been or will continue to be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

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

                                  UNISTONE, INC.



Date: 5-8-00                By/S/ Travis Jenson
                            Travis T. Jenson, President and Director



Date: 5-8-99                By/S/ James Doolin
                            James P. Doolin, Secretary, Treasurer and Director