Form 10QSB
period 2000-06-30
UNISTONE INC
filed 2000-08-10
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

                                July 31, 2000
                                  7,001,288


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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999

                                               6/30/00                12/31/99
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           6,093      $         2,993
                                                          0                   30
               Total Current Liabilities              6,093                3,023
                                           ----------------       --------------
      Total Current Liabilities                       6,093      $         3,023
                                           ----------------       --------------
TOTAL LIABILITIES                                     6,093                3,023
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               7,001,288  shares                      7,001                7,001
          Paid-in Capital                        38,598,630           38,598,630
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulated during
               development stage                    (20,093)             (17,023)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (6,093)              (3,023)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2000 and 1999

                                               Three Months         Three Months           Six Months            Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/00              6/30/99               6/30/00              6/30/99
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]           [Unaudited]          [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

OPERATING EXPENSES
     General and Administrative Expenses                 1,981               1,228                 3,000                1,574
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                 1,981               1,228                 3,000                1,574
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $            (1,981) $           (1,228)  $            (3,000)              (1,574)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                      70                   0                     0                    0

NET LOSS                                                (2,051)             (1,228)               (3,000)              (1,574)

NET LOSS PER SHARE                         $             (0.01) $            (0.01) $              (0.01)               (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        7,001,288             550,224             7,001,288              550,624
                                             ==================   ==================     ==================   ================



                                 UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 2000 and 1999


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/00              6/30/99            6/30/00            6/30/99
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $           (2,051)   $         (1,228)  $         (3,000)           (1,574)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in loans from shareholder                 2,051               1,228              3,000            (1,574)
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0   $              0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0                  0                 0

      Beginning Cash Balance                                         0                   0                  0                 0

      Ending Cash Balance                           $                0    $              0   $              0                 0
                                                      =================      ===============    ==============   ===============








Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 2000 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 2000 or since on or before April 1993. During the quarterly period ended June 30, 2000, the Company received no revenue and incurred expenses of $2,051, stemming from general and administrative expenses.

Liquidity.

     At June 30, 2000, the Company had total current assets of $0 and total liabilities of $6,093.

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

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.*

None; not Applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNISTONE, INC.



Date:8-9-00                 By/S/TRAVIS JENSON
                            Travis T. Jenson, President and Director



Date:8-9-00                 By/S/JAMES DOOLIN
                            James P. Doolin, Secretary, Treasurer and Director