Form 10KSB
period 2000-12-31
UNISTONE INC
filed 2001-02-22
CIK 861050

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 12, 2001 - $162.50. There are approximately 162,500 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                                February 12, 2001
                                   7,001,288

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

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


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

Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its bankruptcy proceedings in 1993.

     At December 31, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 2000, the Company had a net loss of $4,475. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended December 31, 2000 and 1999, an unaffiliated shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $4,475 and $4,558, respectively. The unsecured loan bears no interest and is due on demand.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

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

Business Experience.
--------------------

     Travis T. Jenson. President and Director. Mr. Jenson is 28 years of age. He graduated with honors from Westminster College of Salt Lake in 1995 with a Bachelors of Science. Mr. Jenson has been a director and executive officer of the Company since 1996.

     James P. Doolin. Secretary/Treasurer and Director. Mr. Doolin, age 24, has been a director and executive officer of the Company since September 1998. He graduated from the University of Utah in 1998 with a degree in Finance.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,        12/31/00    0     0     0     0      0     0   0
President,     12/31/99    0     0     0     0      0     0   $125
Director       12/31/98    0     0     0     0      0     0   0


James P.
Doolin         12/31/00    0     0     0     0      0     0   0
Secretary/     12/31/99    0     0     0     0      0     0   $125
Treasurer,     12/31/98    0     0     0     0      0     0   0
Director

William "Bill" 12/31/00    0     0     0     0      0     0   0
Hollingsworth, 12/31/99    0     0     0     0      0     0   $125
Vice President 12/31/98    0     0     0     0      0     0   0
Director

Stacie H.      12/31/98    0     0     0     0      0     0   0
Jenson         12/31/97    0     0     0     0      0     0   0
Secretary/
Treasurer,
Director

     Mr. Travis T. Jenson, President and Director, Mr. James P. Doolin, Secretary/Treasurer and Director, and Mr. William Hollingsworth, Vice President and Director were each issued 125,000 shares of S-8 stock by the Company as compensation for services rendered to the Company. The aforementioned stock was valued at $125, respectfully. For additional information regarding the issuance of the aforementioned S-8 shares, please see the Company's Form S-8, as filed with the Securities and Exchange Commission on or about October 29, 1999, which is incorporated herein by this reference. Except for the aforementioned stock issuance, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director. However, Mr. Travis T. Jenson, President and Director, Mr. James P. Doolin, Secretary/Treasurer and Director, and Mr. William Hollingsworth, Vice President and Director were each issued 125,000 shares of S8 stock by the Company as compensation for services rendered to the Company. The aforementioned stock was valued at $125, respectfully.For additional information regarding the issuance of the aforementioned S-8 shares, please see the Company's Form S-8, as filed with the Securities and Exchange Commission on or about October 29, 1999, which is incorporated herein by this reference.

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

                                       UNSTONE, INC.



Date:   2-21-01                        By/S/ Travis T. Jenson
                                       Travis T. Jenson
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        UNISTONE, INC.



Date:  2-21-01                          By/S/ Travis T. Jenson
                                        Travis T. Jenson
                                        President and Director



Date:  2-21-01                          By/S/ James P. Doolin
                                        James P. Doolin
                                        Secretary/Treasurer and Director

                                 UNISTONE, INC.
                          [A DEVELOPMENT STAGE COMPANY]




                              FINANCIAL STATEMENTS
                                December 31, 2000
                       [WITH INDEPENDENT AUDITORS' REPORT]

                                 Unistone, Inc.
                          [A DEVELOPMENT STAGE COMPANY]



                                TABLE OF CONTENTS




                                                                                                                               Page

Independent Auditors' Report                                                                                                     1

Balance Sheet -- December 31, 2000                                                                                               2

Statements of Operations for the years ended December 31, 2000 and December
31, 1999, and for the Period From Date of Bankruptcy [April 30, 1993] to
December 31, 2000                                                                                                                3

Statements of Stockholders' Deficit for the years ended December 31, 2000 and 1999, and for the Period From Date of Bankruptcy [April 30, 1993] to
December 31, 2000                                                                                                                4

Statements of Cash Flows for the years ended December 31, 2000 and 1999, and
for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 2000                                                     5

Notes to Financial Statements                                                                                                 6 -- 8


                          Independent Auditors' Report


The Board of Directors and Shareholders
Unistone, Inc.[a development stage company]


We have audited the accompanying balance sheet of Unistone, Inc. [a development stage company], as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and December 31, 1999, and for the period from the date of bankruptcy [April 30, 1993] to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unistone, Inc. [a development stage company] as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, and for the period from the date of bankruptcy [April 30, 1993] to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Unistone, Inc. [a development stage company] will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations and has no assets, which raises substantial doubt about its ability to continue as a going concern. Managemen's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                                   /S/MANTYLA MCREYNOLDS
                                                   MANTYLA McREYNOLDS
Salt Lake City, Utah
January 26, 2001

                                Unistone, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2000





                                            ASSETS

Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================
                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities                                                          $                85
  Payable to shareholders - Note 6                                                           7,413
                                                                                 ------------------
                     Total Liabilities                                                       7,498


Stockholder' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 7,001,228 shares issued
   and outstanding                                                                           7,001
  Additional Paid-in Capital                                                            38,598,630
  Accumulated deficit prior to bankruptcy - Note 4                                     (38,591,631)
  Deficit accumulated during development stage                                             (21,498)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (7,498)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $               -0-
                                                                                 ==================














                 See accompanying notes to financial statements


                                 Unistone, Inc.
                          [A Development Stage Company]
                            Statements of Operations
          For the Years Ended December 31, 2000 and December 31, 1999,
 and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 2000





                                                                                            4/30/93
                                                                                            through
                                                        2000               1999             12/31/00
                                                   --------------     --------------      ------------
Revenues                                       $             -0-  $             -0-   $           -0-

General & Administrative Expenses                          4,475              5,058            21,065
                                                   --------------     --------------      ------------

               Operating Loss                             (4,475)            (5,058)          (21,065)

                                                   --------------     --------------      ------------
        Net Loss Before Income Taxes                      (4,475)            (5,058)          (21,065)

Current Year Provision for Income Taxes                        0                 30               433
                                                   --------------     --------------      ------------

Net Loss                                       $          (4,475) $          (5,088)  $       (21,498)
                                                   ==============     ==============      ============

Basic and Diluted Loss Per Share               $            (.01) $            (.01)  $          (.02)
                                                   ==============     ==============      ============

Weighted Average Shares Outstanding                    7,001,228          2,305,339           914,760
                                                   ==============     ==============      ============











                 See accompanying notes to financial statements


                                 Unistone, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
           For the Years Ended December 31, 2000 and December 31, 1999
 and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 2000





                                                             Additional                               Net
                               Common         Common           Paid-in        Accumulated        Stockholders'
                               Shares          Stock           Capital          Deficit             Deficit
                            ------------    -----------     ------------      -----------      ----------------
Balance, April 30, 1993       14,100,000  $      14,100   $   38,577,531      (38,591,631)                    0
Net income/(loss) for 1993                                                              0                     0
Balance, December 31, 1993    14,100,000         14,100       38,577,531      (38,591,631)                    0
Net income/(loss) for 1994                                                              0                     0
Balance, December 31, 1994    14,100,000         14,100       38,577,531      (38,591,631)                    0
Net income/(loss) for 1995                                                              0                     0
Balance, December 31, 1995    14,100,000         14,100       38,577,531      (38,591,631)                    0
Issued stock for cash at par,
July 17, 1996                  7,500,000          7,500                                                   7,500
Net income/(loss) for 1996                                                        (7,571)                (7,571)
Balance, December 31, 1996    21,600,000         21,600       38,577,531      (38,599,202)                  (71)
Net income/(loss) for 1997                                                         (2,451)               (2,451)
Balance, December 31, 1997    21,600,000         21,600       38,577,531      (38,601,653)               (2,522)
Net income/(loss) for 1998                                                        (1,913)                (1,913)
Balance, December 31, 1998    21,600,000         21,600       38,577,531      (38,603,566)               (4,435)
Reverse stock split 1:40
August 24, 1999              (21,048,954)       (21,049)          21,049                                      0
Issued stock for debt at par,
September 21, 1999             6,000,000          6,000                                                   6,000
Cancelled shares, September
30, 1999                        (49,818)           (50)               50                                      0
Issued shares for services,
November 9, 1999                 500,000            500                                                     500
Net income/(loss) for 1999                                                         (5,088)               (5,088)
                            ------------    -----------     ------------      -----------      ----------------
Balance, December 31, 1999     7,001,228 $        7,001 $     38,598,630 $    (38,608,654)$              (3,023)
                            ------------    -----------     ------------      -----------      ----------------
Net income/(loss) for 2000                                                         (4,475)               (4,475)
Balance, December 31, 2000     7,001,228          7,001       38,598,630      (38,613,129)               (7,413)
                            ============    ===========     ============      ===========      ================



                 See accompanying notes to financial statements


                                 Unistone, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
           For the Years Ended December 31, 2000 and December 31, 1999
 and for the Period From Date of Bankruptcy [April 30, 1993] to December 31, 2000



                                                                                              4/30/93
                                                                                              through
                                                              2000            1999           12/31/00
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                               $        (4,475) $       (5,088)$         (21,498)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares for services                                                    500               500
     Expenses paid by shareholder                                4,420           4,558            13,413
     Increase in current liabilities                                55              30                 0
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                    -0-             -0-             (7,500)
Cash Flows from Financing Activities
     Issued stock for cash                                                                         7,500
                                                           -----------     -----------     -------------
            Net Increase/(Decrease) in Cash                        -0-             -0-               -0-

Beginning Cash Balance                                             -0-             -0-               -0-
                                                           -----------     -----------     -------------

Ending Cash Balance                                    $           -0-  $          -0- $             -0-
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $          -0-   $         -0-  $            -0-
  Cash paid during the year for income taxes           $          -0-   $         -0-  $            -0-















                 See accompanying notes to financial statements


                                 Unistone, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000


Note 1  Organization and Summary of Significant Accounting Policies

               (a) Organization

               Unicom, Inc. [Company] originally incorporated under the laws of the State of Utah on June 23, 1983 under the name of Camaron Resources, Inc. On October 3, 1989, Unicom, Inc. incorporated under the laws of the State of Delaware. Shortly thereafter, Camaron Resources, Inc. was merged into Unicom, Inc., with Unicom, Inc. as the surviving corporation. In 1999, at the request of the State of Delaware, Unicom, Inc., determined it would change its name to Unistone, Inc. The Company has not commenced principal operations and is classified as a development stage company for financial reporting purposes.


               (b) Income Taxes

               Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2000 is $0 due to the valuation allowance established as described below.


               (c) Net Loss Per Common Share

               Net loss per common share is based on the weighted average number of shares outstanding.


               (d) Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2000.

                                 Unistone, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000
                                   [continued]

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

Note 2  Liquidity

               The Company has accumulated losses through December 31, 2000 amounting to $38,631,129 ($21,498 from date of bankruptcy - See
               Note 4) and has no assets at December 31, 2000, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3  Income Taxes

               The Company adopted Statement No. 109 as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2000 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets                           Balance          Tax       Rate
-------------------------------------- ---------------- --------------- ------
Loss carryforward(expires 2014)               $21,498         $3,225      15%
   Valuation allowance                                       ($3,225)
                                                        ---------------
        Deferred tax asset                                        $0
                                                        ===============

               This allowance has increased $676 over the prior year amount of $2,549.

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

                                 Unistone, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 1999
                                   [continued]

Note 5  Stockholder Loan/Common Stock Issued

               A stockholder has paid expenses on behalf of the Company in the amount of $4,290 during the year ended December 31, 2000 and $4,588 during the year ended December 31, 1999. On September 21, 2000, the Company issued 6,000,000 "unregistered" and
               "restricted" shares of common stock at par ($.001) to the stockholder as partial reimbursement for these expenses. The Company has recorded a liability for the net remaining expenses to the stockholder for $2,993, as of December 31, 2000. The unsecured loan bears no interest and is due on demand.

               On October 25, 1999, the Company entered an agreement to compensate three officers and directors of the Company, and one consultant for services with 125,000 common shares each, at par ($.001); the total value of the transaction was $500 for 500,000 shares.


Note 6  Common Stock Split

               In August of 1999, the Company effected a reverse split of the issued and outstanding common stock on a basis of one for forty (1:40), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts. All fractional shares are rounded up to the nearest whole share, provided that no stockholder, on a per stock certificate of record basis, currently owning 100 or more shares shall be reduced to less than 100 shares. No stockholder owning less than 100 shares, on a per stock certificate of record basis, would be affected by the reverse split and such additional shares as required to provide a minimum of 100 shares shall be conveyed.