Form 10QSB
period 2001-03-31
UNISTONE INC
filed 2001-05-14
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                                March 31, 2001
                                   7,000,228


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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                               3/31/01                12/31/00
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           7,413      $         1,413
          Accrued Liabilities                            85                   85
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       7,498      $         7,498
                                           ----------------       --------------
TOTAL LIABILITIES                                     7,498                7,498
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               7,000,086  shares                      7,001                7,001
          Paid-in Capital                        38,598,630           38,598,630
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulated during
               development stage                    (21,498)             (21,498)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (7,498)              (7,498)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
                                           ================       ==============



NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended March 31, 2001 and 2000

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  3/31/01              3/31/00
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $                 0  $             1,019
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                     0                1,019
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $                 0  $            (1,019)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                    0

NET LOSS                                                     0               (1,019)

NET LOSS PER SHARE                         $             (0.00) $             (0.00)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        7,000,288            7,000,086
                                             ==================   ==================


                                 UNISTONE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2001 and 2000


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/01              3/31/00
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $                0    $         (1,019)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0
   Increase/(Decrease) in accounts payable                           0                   0
   Increase/(Decrease) in loans from shareholder                 1,019               1,019
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0
      Beginning Cash Balance                                         0                   0
      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending March 31, 2001 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended March 31, 2001 or since on or before approximatly 1992. During the quarterly period ended March 31, 2001, the Company received no revenue and incurred no expenses.

Liquidity.

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $7,498.

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

                                  UNISTONE, INC.



Date: 5-9-01                By/S/ Travis Jenson
                            Travis T. Jenson, President and Director



Date: 5-9-01                James Doolin
                            James P. Doolin, Secretary, Treasurer and Director