Form 10QSB
period 2001-06-30
UNISTONE INC
filed 2001-08-14
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                                June 30, 2001
                                   7,001,228*

        *See Part II, Item 2.


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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                      June 30, 2001 and December 31, 2000

                                               6/30/01                12/31/00
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
                                           ================       ==============

                       LIABILITIES & STOCKHOLDERS DEFICIT

LIABILITIES

      Current Liabilities
          Loans from stockholders         $           8,037     $         1,413
          Accrued Liabilities                            85                   85
          Income Taxes Payable                            0                    0
                                           ----------------       --------------
      Total Current Liabilities                       8,122      $         7,498
                                           ----------------       --------------
TOTAL LIABILITIES                                     8,122                7,498
                                           ================       ==============

STOCKHOLDERS DEFICIT
          Common Stock, $.001 par value;
               authorized 50,000,000 shares;
               issued and outstanding
               7,001,228  shares                      7,001                7,001
          Paid-in Capital                        38,598,630           38,598,630
          Accumulated Deficit                   (38,591,631)         (38,591,631)
          Deficit accumulated during
               development stage                    (22,122)             (21,498)
                                           ----------------       --------------
TOTAL STOCKHOLDERS'DEFICIT                           (8,122)              (7,498)
                                           ----------------       --------------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT  $               0      $             0
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


                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three Month Periods Ended June 30, 2001 and 2000

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  6/30/01              6/30/00
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $               624  $             1,981
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                   624                1,981
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $              (624)  $           (1,981)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                   70

NET LOSS                                                  (624)              (2,051)

NET LOSS PER SHARE                         $             (0.01) $             (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        7,001,288            7,000,086
                                             ==================   ==================



                                  UNISTONE, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Six Month Periods Ended June 30, 2001 and 2000

                                                Six Months           Six Months
                                                   Ended                Ended
                                                  6/30/01              6/30/00
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Revenue from Operations              $                 0  $                 0
                                             ------------------   ------------------
NET REVENUE                                                  0                    0

OPERATING EXPENSES
     General and Administrative Expenses   $               624  $             3,000
                                             ------------------   ------------------
TOTAL OPERATING EXPENSES                                   624                3,000
                                             ------------------   ------------------
NET INCOME BEFORE TAXES                    $              (624)  $           (3,000)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                   70

NET LOSS                                                  (624)              (3,070)

NET LOSS PER SHARE                         $             (0.00) $             (0.00)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        7,001,288            7,000,086
                                             ==================   ==================


                                 UNISTONE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2001 and 2000


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          6/30/01              6/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $              624    $         (2,051)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0
   Increase/(Decrease) in accounts payable                           0                 (30)
   Increase/(Decrease) in loans from shareholder                   624               2,081
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0
      Beginning Cash Balance                                         0                   0
      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============







                                 UNISTONE, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Six Month Periods Ended June 30, 2001 and 2000


                                                         Six Months          Six Months
                                                           Ended                Ended
                                                          6/30/01              6/30/00
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $              624    $         (3,070)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in franchise taxes payable                    0                   0
   Increase/(Decrease) in accounts payable                           0                 (30)
   Increase/(Decrease) in loans from shareholder                   624               3,100
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                   0
      Beginning Cash Balance                                         0                   0
      Ending Cash Balance                           $                0    $              0
                                                      =================      ===============





Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending June 30, 2001 or since before April 1993. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no business operations during the quarterly period ended June 30, 2001 or since on or before approximatly 1992. During the quarterly period ended June 30, 2001, the Company received no revenue and incurred no expenses.

Liquidity.

     At June 30, 2001, the Company had total current assets of $0 and total liabilities of $8,122.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     Effective July 13, 2001 and Pursuant to unanimous consent of the Board of Directors and a majority of the shareholders, the Company completed a reverse split of the outstanding voting securities of the Corporation;s one mill ($0.001) par value common stock on a basis of one for two, while retaining the current authorized capital and par value.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     On July 2, 2001, the Company held a special meeting of its shareholders (the "Meeting"). Present in person or by proxy were 6,636,376 of the 7,001,288 or approximately 95% of the Company's securities outstanding. The matters to be voted on were the following:

     --To effect a reverse split of the outstanding voting securities of the Company's one mill ($0.001) par value common stock (the "Common Stock") on a basis of one for two, while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts, with all fractional shares being rounded up to the nearest whole share, provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minumum of 100 shares shall be conveyed to the Company by Jenson Sevices, Inc; and that all shares required for rounding be issued by the Company.

        --To authorize Amendment to the Articles of Incorporation to:

          (i) Allow the Board of Directors to change the name of the Company to conform with the business or industry that the Board of Directors determines to engage in or conforms with the name or names of any properties or businesses acquired by the Company; and


         (ii) To effect  future  forward  or  reverse  splits of the  Company's
     outstanding   securities  without  prior  notice  to  or  approval  of  the stockholders of the Company.

        Votes cast in favor of the above matters 6,636,376
        Votes cast against the above matters -0-
        Votes abstaining -0-

Item 5.Other Information.

     On or about June 20, 2001 the Company executed a Letter of Intent with Cash Systems, Inc.("Cash Systems"), a Minnesota Corporation whereby the Company would acquire all of the outstanding securities of Cash Systems in exchange for securities of the Company. Negotiations are currently taking place between the Boards of Directors of the Company and Cash Systems to complete a Plan of Reorganization. Upon completion of the proposed Plan of Reorganization, the Company will file an information statement on Form 8-K with the Securities and Exchange Commission outlining the specifics of the Plan of Reorganization.

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

                                  UNISTONE, INC.



Date: 8-14-01                By/S/ Travis Jenson
                            Travis T. Jenson, President and Director



Date: 8-14-01                James Doolin
                            James P. Doolin, Secretary, Treasurer and Director