Form 10QSB/A
period 2001-06-30
UNISTONE INC
filed 2001-08-21
CIK 861050

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10QSB/A


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

     Effective June 10, 2001, William "Bill" Holligsworth, the Company's Vice-President and Director resigned his position's as officer and director of the Company. Subsequently, the Board of Director's appointed Todd Albiston as interim Vice-President and Director.

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

                                  UNISTONE, INC.



Date: 8-21-01                By/S/ Travis Jenson
                            Travis T. Jenson, President and Director



Date: 8-21-01                By/S/ James Doolin
                            James P. Doolin, Secretary, Treasurer and Director