Form 10QSB
period 2001-09-30
CASH SYSTEMS INC
filed 2001-11-14
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          For the quarterly period ended September 30, 2001.


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                          For the transition period from ______ to _____

                          Commission file number   0-18317


                        Cash Systems, Inc.
                        ------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                87-0398535
          --------                                ----------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

      3201 West County Road 42, Suite 106, Burnsville, Minnesota  55306
      -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (952) 895-8399
                                --------------
                          (Issuer's telephone number)

  Unistone, Inc., 5525 South 900 East, Suite 110, Salt Lake City, Utah 84117
  --------------------------------------------------------------------------
                          (Former name, former address and
               former fiscal year, if changed since last report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     x      No
   --------      ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, 11,875,000 shares of Cash Systems common stock, $.001 par value, was outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                              CASH SYSTEMS, INC.

                                 FORM 10-QSB
                              September 30, 2001


                              TABLE OF CONTENTS


                                                             Page

Part I.   Financial Information                                        3

     Item 1.   Financial Statements (unaudited)                        3

     Cash Systems, Inc.

     Balance Sheets as of September 30, 2001, and December 31, 2000    3

     Statements of Operations for the nine months ended
      September 30, 2001 and September 30, 2000                        4

     Statements of Operations  for the three months ended
      September 30, 2001 and September 30, 2000                        5

     Statements of Cash Flows for the nine months ended
      September 30, 2000 and September 30, 2000                        6

     Notes to Financial Statements                                     7

     Item 2.   Management's Discussion and Analysis
                or Plan of Operation                                  11

Part II.

     Item 1.   Legal Proceedings                                      15

     Item 2.   Changes in Securities                                  15

     Item 5.   Other Information                                      16

     Item 6.   Exhibits and Reports on Form 8-K                       18

Signatures                                                            19

     Exhibit 11    Computation of Per Share Earnings                  20

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   CASH SYSTEMS, INC. (FKA: UNISTONE, INC.)
                                BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2001




                                            (Unaudited)
                                           September 30,         December 31,
                                               2001                  2000
               ASSETS

Current assets
 Total current assets                   $            0      $             0

          Total assets                  $            0      $             0


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Loans from stockholders                $        8,137      $         7,413

 Accrued expenses                                   85                   85

  Total current liabilities                      8,122                7,498

Stockholders' deficit:

Common stock,
 $.001 par value; authorized
   50,000,000 shares,
   issued and outstanding
   3,500,644                                     3,501                3,501

Additional paid in capital                  38,602,130           38,602,130

Accumulated deficit                        (38,591,631)         (38,591,631)

Deficit accumulated during
 the development stage                         (22,122)             (21,498)

 Total stockholders' equity (deficit)           (8,122)              (7,498)

                                        $            0      $             0



               See accompanying notes to financials statements.

                  CASH SYSTEMS, INC. (FKA: UNISTONE, INC.)
                           STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDING
                          SEPTEMBER 30, 2001 AND 2000





                                       2001                     2000


Revenues                           $         0             $           0

Operating Expenses:

 General and administrative                624                     3,628

  Total operating expenses                 624                     3,628

Loss before income taxes                  (624)                   (3,628)

Provision for income taxes                   0                         0

Net loss                           $      (624)             $     (3,628)

Net loss per common share --
  basic and dilutive               $      (.00)             $       (.00)

Weighted average common shares
 outstanding                         3,500,644                 3,500,644




                See accompanying notes to financial statements.

                   CASH SYSTEMS, INC. (FKA: UNISTONE, INC.)
                           STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDING
                         SEPTEMBER 30, 2001 AND 2000


                                             2001                  2000

 Revenues                             $            0      $           0

Operating Expenses:

 General and administrative                        0                558

 Total operating expenses                          0                558

Loss before income taxes                          (0)              (558)

Provision for income taxes                         0                  0



Net loss
                                      $           (0)     $        (558)

Net loss per common share --
  basic and dilutive                  $         (.00)     $        (.00)

Weighted average common shares
  outstanding                              3,500,644          3,500,644




                See accompanying notes to financial statements.

                   CASH SYSTEMS, INC. (FKA: UNISTONE, INC.)
                           STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   AND 2000

                                             2001               2000


Cash flows from operating activities:

Net loss                                 $  (624)         $   (3,628)

Adjustments to reconcile net loss to
cash flows from operating activities:

Changes in operating assets
 and liabilities:

  Loans from stockholders                   624               3,628

  Cash flows from operating activities        0                   0

Increase in cash                              0                   0

Cash, beginning of period                     0                   0

Cash, end of period                      $    0          $        0

Supplemental cash flows information:

  Cash paid for interest                 $    0          $        0


              See accompanying notes to financial statements.

             CASH SYSTEMS, INC., FORMERLY KNOWN AS UNISTONE, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION

Cash Systems, Inc. (formerly known as Unistone, Inc.) was originally incorporated in 1983 and engaged in no active operations through October 9, 2001.

NOTE 2 - ACQUISITION OF CASH SYSTEMS, INC.

Pursuant to a Plan of Reorganization and Stock Exchange Agreement dated October 9, 2001 (the "Agreement") among Unistone, Inc. (the "Company"),
Jenson Services, Inc., Corporate Capital Management LLC, Cash Systems, Inc. ("CS") and the common stockholders of CS and the principal common stockholder of the Company, the Company: (a) acquired all of the outstanding capital stock of CS on October 12, 2001, in consideration of the issuance to the CS stockholders of an aggregate of 10,550,000 shares of common stock of the Company and (b) offered to exchange Company warrants exercisable for 321,000 shares of Company common stock, Company notes with a face value of $800,000 which are convertible at the Company's option into 640,000 shares of Company common stock and Company options exercisable for 300,000 shares of Company common stock for comparable warrants, convertible notes and options previously issue by CS. As a result of the Agreement, CS became a subsidiary of the Company. The Company changed its name to "Cash Systems, Inc."

NOTE 3 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB and 8-K (filed October 26, 2001 and November 9, 2001). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year as a whole.

CS developed three primary products: credit/debit card cash advance, ATM and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers. With regards to check cashing, CS has entered into an agreement with Certegy, Inc. (formerly Equifax Check Solutions, Inc.) to integrate its point-of-sale check acceptance technology with CS's cash advance technology. In August 2000, CS introduced its first credit/debit card advance ("CCCA") product. The CCCA products have been installed at over 25 casinos. The CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of CS's software and equipment.

Use of Estimates Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - BUSINESS COMBINATION

On October 12, 2001, the Company completed its acquisition of CS. Since the Company had no monetary assets and no operations, the acquisition was accounted for as the issuance of stock by CS in exchange for no monetary assets of the Company. The accompanying unaudited pro forma condensed results of operations for the nine months ended September 30, 2001 and 2000, give effect to the acquisition of CS as if such transaction had occurred on January 1, 2000 and a pro forma condensed balance sheet as of September 30, 2001. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at such date or to project the Company's results of future operations:

                          Quarter    Year-to-date     Quarter    Year-to-date
                           Ended                       Ended
                         September    September       September     September
                         30, 2001     30,2001          30,2000     30,200

Revenues:

  Automated Teller
  Machine Sales and
  Commissions         $  955,895    $2,487,716   $431,193       $ 1,023,035

  Credit Card Cash
  Advance
  Commissions          1,504,632     3,054,371    114,870           165,968


Total Revenues           2,460,527   5,542,087    546,063         1,188,733

Operating Expenses:

  Commissions Paid       1,488,038   3,176,357    234,220           416,619

  Credit Card
  Processing Costs         425,481     852,224     33,629            46,928

  Financing Costs           40,884     133,692     58,857           149,755

  Depreciation
  and Amortization          47,643     168,336     18,000            54,000

  Armored Carrier Services  70,115     203,222     43,066           127,193

  Payroll and
  related taxes            162,327     326,326     30,680            92,831

  Other                    254,120     687,281    122,050           308,449

Total operating
 expenses                2,488,608   5,547,438    540,502         1,195,775

Income (loss)
 from operations           (28,081)     (5,351)     5,561            (7,042)

Other Income (expense):

  Interest income            1,615       2,062         43                60

  Interest expense         (21,161)    (32,800)         -                 -


    Total other
     income (expense)      (19,546)    (30,738)        43                60

Net income (loss)     $    (47,627) $  (36,089)  $  5,604    $       (6,982)



                                                   (Unaudited)
                                                   September 30,
                                                       2001

                         ASSETS


Current Assets

  Cash                                      $     360,283

  Accounts receivable                              36,490

  Receivables                                     269,067

  Current portion of note receivable                1,916

  Prepaid expenses                                 47,216

  Other receivable                                  8,582

  Employee advances                                10,498

    Total current assets                          734,052

Property, equipment, and software:

  Property and automated teller
   machine equipment, net                         451,081

  Credit Card equipment
   and software, net                              459,620

    Total property, equipment,
     and software, net                            910,701

Other assets:

  Deposits                                          1,154

  Note receivable - net of current portion          3,812

  Deferred offering costs                         138,740

    Total other assets                            143,706

                                            $   1,788,459




                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Note payable - officers                   $     298,058

  Notes payable, net of original
   issue discount of $80,250                      719,750

  Current portion of bank note                      6,200

  Current portion of capital
   lease obligations                               12,563

  Accounts payable - trade                        843,299

  Accrued expenses                                 10,750

    Total current liabilities                   1,890,620


Long-term debt, net of current portion             24,800

Capital lease obligations,
 net of current portion                             4,857

    Total liabilities                           1,920,277


Stockholders' deficit:

  Common stock                                     12,111

  Additional paid-in capital                       96,300

  Accumulated deficit                            (240,229)

    Total stockholders' deficit                  (131,818)

                                            $   1,788,459


NOTE 5 - IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During January 1, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and determine what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 6 - REVERSE STOCK SPLIT

On July 13, 2001, the Company completed a reverse stock split on a basis of one for two, while retaining the current authorized capital and par value. The financial statements for all periods presented have been restated to account for the reverse stock split.

NOTE 7 - PRIVATE PLACEMENTS

The Company has engaged Equity Securities Investments, Inc. ("Equity Securities") to assist it in undertaking (within 60 days of October 12, 2001) the private placement of between 1.5 and 3 million shares of the Company's common stock, hoping to raise between $3 to $7 million (the "Private Placement"). Equity Securities will use its best efforts to sell the common shares in the Private Placement. Equity Securities will receive a commission of 10% of the purchase price on all shares sold in the Private Placement plus an expense allowance of 3% of the purchase price. Equity Securities will also be entitled to a warrant to purchase 150,000 shares of the Company's common shares sold pursuant to the Private Placement for $2.40 per share (subject to adjustment). The issuance of the common shares will have a dilutive effect on existing shareholders.

The Company has also engaged Equity Securities to assist it in the sale of up to 400,000 shares of common stock for $1.25 per share along with one-quarter of a warrant to purchase an additional share of common stock for $1.50 per share for each share purchased in this offering. The Company will be obligated to register these shares with the SEC on a registration statement following the closing of the Private Placement. Equity Securities will receive a commission equal to 10% of the offering proceeds and an expense reimbursement equal to 3% of such proceeds and a warrant to purchase 50,000 shares of common stock for $1.50 per share.

The Company has agreed to sell a convertible note for up to $500,000 which will carry an interest rate of 12.5% and will be due in November of 2003.
The note will be convertible at the holder's option into up to 250,000 shares of common stock of the Company at a rate of $2.00 per share. The note is secured by certain assets of the Company and the personal guarantee of Kristen Potts, the principal shareholder of the Company and the spouse of Craig Potts, the President and Chief Executive Officer and a director of the Company. In addition, the lender received a warrant to purchase up to 125,000 shares of common stock for $2.00 per share which will be exercisable immediately upon issuance and will expire in November of 2006. Equity Securities has assisted the Company in locating this funding source. For its services, Equity Securities received a fee of $65,000 plus a warrant to purchase 50,000 shares of the Company's common stock which will be exercisable immediately upon issuance with an exercise price of $2.40 per share and will expire in November of 2006. As of November 12, 2001, the Company has borrowed $200,000 under this note.

Pursuant to the Agreement, the Company is obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended. The Registration Statement will register 793,026 shares of common stock of the Company issued and outstanding immediately prior to the Closing; 1,200,000 shares of Company common stock issued to certain Company stockholders as part of the Exchange; all shares of common stock issuable upon the exercise of Company issued as part of the Exchange; all shares of common stock issuable upon the exercise of Company warrants issued as part of the Exchange; all shares issuable upon the conversion of Company convertible notes issued as part of the Exchange, and all shares issued in the Private Placement. The Company, at its sole cost and expense, will file the Registration Statement and resale prospectus covering these shares with the SEC. The Company must file it within 150 days of the closing of the Private Placement. The Company must use its "best efforts" to have the SEC declare this Registration Statement effective within 180 days of such closing. The Company must take such steps as are necessary to keep the Registration Statement effective until the earlier of (i) the date that all shares covered by the Registration Statement have been sold or (ii) one year from the date of the closing of the Private Placement.

For a more complete discussion of the Exchange and related transactions, see the Company's Report of From 8-K and Report on Form 8-K/A as filed with the Commission on October 26, 2001 and November 9, 2001, respectively.


             CASH SYSTEMS, INC., FORMERLY KNOWN AS UNISTONE, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
                            PLAN OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this report, the audited financial statements and notes thereto included in the Company's Form 8-K (filed October 26, 2001) and the unaudited condensed financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

OVERVIEW

The Company has not engaged in any material operations during the period April 1993 to September 30, 2001. As previously noted, the Company merged with CS effective October 12, 2001. At September 30, 2001, the Company had current assets of $0 and total liabilities of $8,722. The Company is a provider cash access services to the gaming and retail industries. The Company's products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.

The Company introduced its first credit/debit card cash advance product in August 2000. Since then, its cash advance products have been installed at over 25 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of the Company's software and equipment. As an innovator in the industry, the Company is creating new applications for its cash advance service. The Company assesses customers a fee for each completed transaction, typically between 6% -7%.

With regard to ATMs, the Company's clients include casinos and retailers. We offer ATM customers a full menu of services, including ATM transaction processing through ATM networks with whom the Company has licensing agreements, ATM sales, and ATM vault cash, maintenance and armored car service.

The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. The second option is check guarantee. In May 2001, we formed an alliance with Certegy, Inc., a leading provider of check guarantee services. Under this agreement, the parties intend to integrate existing products into a single platform, develop new products and utilize each other's sales force.

The Company derives most of its revenues from fees paid by customers using its cash access services. As stated above, fees on a cash advance transaction are typically between 6% and 7% of the dollar amount requested. For ATMs, customers generally pay a surcharge between $1.50 and $4.00. Check cashing fees, in a full service booth operation, are between 3% and 6%, depending on the type of check cashed. The following is pro forma results of operations for the Company for the nine and three months ended September 30, 2001 and 2000 as if the acquisition of Cash Systems, Inc. occurred on January 1, 2000.

Three months ended September 30, 2001 compared to September 30, 2000

Revenues for the three months ended September 30, 2001 were $2,460,527 compared to $546,063 for the same period in 2000. Cash Systems, Inc.'s 2001 revenues are as follows: $1,504,632 from Credit Card Advance Commissions and $955,895 from ATM sales and commissions. Cash Systems, Inc.'s 2000 revenues are as follows: $114,870 from Credit Card Advance Commissions and $431,193 from ATM sales and commissions.

The increase in revenues relates to the continued expansion of products and services to additional gaming operations. The Company's ability to continue the present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

Operating expenses for the three months ended September 30, 2001 were $2,488,608 compared to $540,502 for the same period in 2000. The $1,948,106 increase in operating expenses was primarily due to the increased commissions, credit card processing costs and armored carrier services of $1,672,719 as a direct result of an increase in revenues of $1,914,464 and an increase of $263,718 for corporate expenses for the development of Cash Systems, Inc.'s software and services.

Interest expense for the three months ended September 30, 2001 was $21,161 compared to $0 for the same period in 2000. The increase is a result of the $800,000 loans Cash Systems, Inc. borrowed during May and July 2001 at an interest rate of 12.5% and amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions.

The pro forma loss per common share based on the common shares issued in connection with the merger with Unistone, Inc. would be $.00 per share and $.00 per share for the three months ended September 30, 2001 and 2000, respectively. The pro forma loss per common share is based on pro forma weighted average common shares outstanding of 11,650,000 for each 2001 and 2000.

Nine months ended September 30, 2001 compared to September 30, 2000

Revenues for the nine months ended September 30, 2001 were $5,542,087 compared to $1,188,733 for the same period in 2000. Cash Systems, Inc.'s 2001 revenues are as follows: $3,054,371 from Credit Card Advance Commissions and $2,487,716 from ATM sales and commissions. Cash Systems, Inc.'s 2000 revenues are as follows: $165,698 from Credit Card Advance Commissions and $1,023,035 from ATM sales and commissions.

The increase in revenues relates to the continued expansion of products and services to additional gaming operations. The Company's ability to continue the present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

Operating expenses for the nine months ended September 30, 2001 were $5,547,438 compared to $1,195,775 for the same period in 2000. The $4,351,663 increase in operating expenses was primarily due to the increased commissions, credit card processing costs and armored carrier services of $3,641,063 as a direct result of an increase in revenues of $4,353,354 and an increase of $612,327 for corporate expenses for the development of Cash Systems, Inc.'s software and services.

Interest expense for the nine months ended September 30, 2001 was $32,800 compared to $0 for the same period in 2000. The increase is a result of the $800,000 loans Cash Systems, Inc. borrowed during May and July 2001 at an interest rate of 12.5% and amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions.

The pro forma loss per common share based on the common shares issued in connection with the merger with Unistone, Inc. would be $.00 per share and $.00 per share for the nine months ended September 30, 2001 and 2000, respectively. The pro forma loss per common share is based on pro forma weighted average common shares outstanding of 11,650,000 for each 2001 and 2000.

Liquidity and Capital Resources

Cash Systems, Inc. had negative working capital of $1,181,368 at September 30, 2001, compared to negative working capital of $750,232 on December 31, 2000. Included in negative working capital at September 30, 2001 is $744,550 (net of original issue discount of $55,450) of convertible debt. Cash was $360,283 at September 30, 2001, representing an increase of $263,575 from the cash of $96,708 at December 31, 2000. The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on convertible notes with a face value of $800,000 and payments on the bank note referenced in Part II, Item 1. With regard to the convertible notes, the principal due in May 2002 is $250,000 and $550,000 in July 2002 plus interest at 12.5%. The notes are convertible into 640,000 shares of the Company's common stock at its election prior to the scheduled maturity dates. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated
growth in operations, infrastructure and personnel.   To date Cash Systems,
Inc. has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, terms loans from financial banking institutions and private placements.

The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next nine months. The Company plans to raise additional capital as noted in Note 7 to the financial statements. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.


Safe Harbor Statement

Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, Certegy, Cash Data and Chex Services, and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.


                          PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

Based on the discovery of a cash shortage from our ATMs, in 2001 the Company entered into a line of credit in the approximate amount of $412,000 with a bank. The line of credit requires interest at the bank's prime rate plus 2%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of the Company, and is due on demand or no later than March 2002.

The Company has filed suit, along with this bank, against an insurance company for approximately $420,000 related to the cash shortage from our ATMs which we believe is attributable to armor car services. The Company believes the above loss is covered by insurance.

Except for this claim, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.


Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On October 12, 2001, the Company issued 10,550,000 shares of common stock to the existing stockholders of the entity that is now this Company's subsidiary as part of the exchanger of shares with such stockholders. In addition, as part of this exchange, the Company offered to issue notes convertible (at the Company's option) into 640,000 shares of its common stock, warrants exercisable for 321,000 shares of its common stock and options exercisable for 300,000 shares of its common stock. All of these shares, options and warrants were issued pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission (the "SEC").

The Company has agreed to sell a note which is convertible at the holder's option to 250,000 shares of common stock and will issue a warrant to the purchaser of the note permitting the holder to acquire up to 125,000 shares of common stock. In connection with the sale of the note, the Company issued a warrant to Equity Securities Investments, Inc. ("Equity Securities") to purchase 50,000 shares of common stock. Both the purchaser of the note and Equity Securities are "accredited investors" with the meaning of Section 4(6) of the Securities Act of 1933, as amended. The note and the warrants were issued in a private placement pursuant to Section 4(6) of the Securities Act of 1933, as amended.

Item 5. Other Information.

Pursuant to that certain Plan of Reorganization and Stock Exchange Agreement, dated as of October 9, 2001 (the "Agreement"), by and among Cash Systems, Inc.(f/k/a "Unistone, Inc. ") - (the "Company"); Jenson Services, Inc. ("Jenson Services"); Corporate Capital Management, LLC ("CCM"); the Company's current subsidiary ("CS"); and the common stockholders, stock option holders, warrant holders and convertible note holders of CS, the Company: (a) acquired all of the outstanding capital stock of CS on October 12, 2001 (the "Closing"), in consideration of the issuance to the CS stockholders of an aggregate of 10,550,000 shares of Company common stock; and (b) offered to exchange Company warrants exercisable for 321,000 shares of Company common stock, Company notes with a face value of $800,000 which are convertible at the Company's option into 640,000 shares of Company common stock and Company options exercisable for 300,000 shares of Company common stock for comparable warrants, convertible notes and options previously issued by CS (the "Exchange"). As of November 11, 2001, CS note holders had agreed to exchange CS convertible notes with a face value of $250,000 for Company convertible notes, with a face value of $250,000, which notes are convertible at the Company's option into 200,000 shares of Company common stock; CS warrant holders had agreed to exchange CS warrants for Company warrants exercisable for 211,000 shares of Company common stock; and CS option holders had agreed to exchange CS options for Company options exercisable for 300,000 shares of Company common stock.

As a result of the Exchange, CS became a subsidiary of the Company. In connection with the Exchange, the corporate name of the Company was changed to "Cash Systems, Inc." Our corporate offices are now located at 3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306, and our phone number is 952-895-8399.

Assuming all of the holders of the CS notes and warrants exchange them for comparable notes and warrants of the Company, the Company will assume notes of CS totaling in the principal amount $800,000. These notes will be convertible (at the Company's option) into 640,000 shares of Company common stock at a rate of $1.25 per share, will be due in June or July of 2002, and carry an interest rate of 12.5%. In addition, the Company will issue warrants for 321,000 shares of Company common stock. The warrants expire on July 12, 2006 (warrants for 165,000 shares), and July 13, 2006 (warrants for 156,000 shares), and have an exercise price of $1.50 per share.

The exercise price of the warrants is subject to adjustment in certain circumstances, including a stock split of, or stock dividend on, or a subdivision, combination, or recapitalization of the common stock. In the event of liquidation, dissolution or winding up of the Company, holders of the warrants, unless exercised, will not be entitled to participate in the assets of the Company. Holders of the warrants will have no voting, preemptive, liquidation or other rights of a stockholder, and no dividends will be declared on the warrants.

Effective upon the Exchange, the CS Stock Option Plan (the "CS Plan") was adopted by the Company. Following the adoption of the CS Plan, the Company assumed the obligations of outstanding options granted to certain CS employees and a non-employee director under the CS Plan. These outstanding option obligations include option grants to Craig Potts (the Chief Executive Officer and President and a director of the Company), Christopher Larson (the Chief Financial Officer and a director of the Company) and Russell Sampson (a director of the Company) for 100,000, 25,000 and 25,000 shares of Company common stock, respectively. The option exercise price is $1.38, $1.28 and $1.25 per share, respectively, and all of such options are fully vested. In addition, in connection with the Exchange, the Company assumed stock options granted to an employee and an outside consultant of the Company, exercisable for 150,000 shares of Company common stock at exercise prices of $1.25 per share (100,000 shares) and $.10 per share (50,000 shares). One half of these options are fully vested and the balance will vest on September 26, 2002.

The Company has engaged Equity Securities to assist it in undertaking (within 60 days of the Closing) the private placement of between approximately 1.5 and 3.0 million shares of the Company's common stock, hoping to raise between $3.0 million and $7.0 million (the "Private Placement"). Equity Securities will use its best efforts to sell the shares in the Private Placement. The Company may issue warrants in connection with the Private Placement but is not obligated to do so. The Company will be obligated to register these shares with the SEC on a registration statement which must be filed within 45 days of the closing of the Private Placement. The issuance of these shares will have a dilutive effect on existing shareholders.

Equity Securities will receive a commission of 10% of the purchase price on all shares sold in the Private Placement (the "Purchase Price"), plus, as reimbursement for its expenses, an expense allowance equal to 3% of the Purchase Price. Equity Securities will also receive a warrant entitling it to purchase from the Company 150,000 shares of common stock for $2.40 per share (subject to adjustment).

The Company has also engaged Equity Securities to assist it in the sale of up to 400,000 shares of common stock for $1.25 per share along with one-quarter of a warrant to purchase an additional share of common stock for $1.50 per share for each share purchased in this offering. The Company will be obligated to register these shares with the SEC on a registration statement following the closing of the Private Placement. Equity Securities will receive a commission equal to 10% of the offering proceeds and an expense reimbursement equal to 3% of such proceeds and a warrant to purchase 50,000 shares of common stock for $1.50 per share.

Company has agreed to sell a convertible note for up to $500,000 which will carry an interest rate of 12.5% and will be due in November of 2003. The note will be convertible at the holder's option into up to 250,000 shares of common stock of the Company at a rate of $2.00 per share. The note is secured by certain assets of the Company and the personal guarantee of Kristen Potts, the principal shareholder of the Company and the spouse of Craig Potts, the President and Chief Executive Officer and a director of the Company. In addition, the lender received a warrant to purchase up to 125,000 shares of common stock for $2.00 per share which will be exercisable immediately upon issuance and will expire in November of 2006. Equity Securities has assisted the Company in locating this funding source. For its services, Equity Securities received a fee of $65,000 plus a warrant to purchase 50,000 shares of Company common stock which will be exercisable immediately upon issuance with an exercise price of $2.40 per share and will expire in November of 2006. As of November 12, 2001, the Company has borrowed $200,000 under this note.

Pursuant to the Agreement, the Company is obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended. The Registration Statement will register 793,026 shares of common stock of the Company issued and outstanding immediately prior to the Closing; 1,200,000 shares of Company common stock issued to certain CS stockholders as part of the Exchange; all shares of common stock issuable upon the exercise of Company options issued as part of the Exchange; all shares of common stock issuable upon the exercise of Company warrants issued as part of the Exchange; all shares issuable upon the conversion of Company convertible notes issued as part of the Exchange, and all shares issued in the Private Placement. The Company, at its sole cost and expense, will file the Registration Statement and resale prospectus covering these shares with the SEC. The Company must file it within 150 days of the closing of the Private Placement. The Company must use its "best efforts" to have the SEC declare this Registration Statement effective within 180 days of such closing. The Company must take such steps as are necessary to keep the Registration Statement effective until the earlier of (i) the date that all shares covered by the Registration Statement have been sold or (ii) one year from the date of the closing of the Private Placement.

For a more complete discussion of the Exchange and related transactions, see the Company' Report of From 8-K and Report on Form 8-K/A as filed with the Commission on October 26, 2001 and November 9, 2001, respectively.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     (11) Statement re: computation of loss per share.

     (b)  Reports on Form 8-K.

On October 26, 2001, the Company filed a Report on Form 8-K relating to the Exchange and related transactions and its change of accountants.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Cash Systems, Inc.
                                                (Registrant)




Dated:  November 14, 2001                   /s/ Craig Potts
                                            ---------------
                                            Craig Potts, President and
                                            Chief Executive Officer



Dated:  November 14, 2001                   /s/ Christopher Larson
                                            ----------------------
                                            Christopher Larson
                                            Chief Financial Officer