Form 10KSB
period 2001-12-31
CASH SYSTEMS INC
filed 2002-04-15
CIK 861050

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  0-18317
                                            ---------

                              CASH SYSTEMS, INC.
                              ------------------
              (Name of Small Business Issuer in its Charter)

        DELAWARE                                         87-0398535
        --------                                         ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      3201 West County Road 42, Suite 106
                         Burnsville, Minnesota  55306
                         ----------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (952) 895-8399


                                Unistone, Inc.
                       5525 South 900 East, Suite 110
                         Salt Lake City, Utah  84117
                         ---------------------------
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None.
Name of Each Exchange on Which Registered:                       None.
Securities Registered under Section 12(g) of the Exchange Act:   Common stock.

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$7,880,900.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 26, 2002 - $583.56. There are approximately 583,556 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 26, 2002

                                11,905,069

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Cash Systems Inc., a Delaware corporation formerly known as "Unistone, Inc." (the "Company") through the two calendar years ended December 31, 2000, see its Annual Reports on Form 10-KSB for the calendar years ended December 31, 1999, and 2000, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. These Annual Reports may be reviewed at the Commission's web site: www.sec.gov. See the Exhibit Index,
Item 13 of this Report.

     Acquisition of Cash Systems, Inc., a Minnesota corporation.
     -----------------------------------------------------------

     Pursuant to a Plan of Reorganization and Stock Exchange Agreement, dated as of October 9, 2001 (the "Agreement"), between the Company (then known as "Unistone, Inc."); Jenson Services, Inc., a Utah corporation; Corporate Capital Management, LLC, a Minnesota limited liability company ("CCM"); Cash Systems, Inc., a Minnesota corporation ("CS"); and the common stockholders, stock option holders, warrant holders and convertible note holders of CS, the
Company: (a) acquired all of the outstanding capital stock of CS on October 12, 2001 (the "Closing"), in consideration of the issuance to the CS stockholders of an aggregate of 10,550,000 shares of Company common stock; and
(b) exchanged Company warrants exercisable for 321,000 shares of Company common stock, Company notes with a face value of $800,000 which are convertible as defined in the notes into 640,000 shares of Company common stock and Company options exercisable for 300,000 shares of Company common stock for substantially all comparable warrants, convertible notes and options previously issued by CS (the "Exchange").

     As a result of the Exchange, CS became a subsidiary of the Company. In connection with the Exchange, the corporate name of the Company was changed to "Cash Systems, Inc." Our corporate offices are now located at 3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306, and our phone number is 952-895-8399. Concurrent with the Closing, the Company entered a Lock-up/Leak-out Agreement and a Stock Escrow Agreement with certain of its stockholders. The Lock-up/Leak-out Agreement imposes restrictions on the ability of certain Company stockholders to sell their shares of common stock. The Stock Escrow Agreement subjects to forfeiture certain shares of common stock owned by CCM. See the caption "Recent Sales of Unregistered Securities" of Item 5 of this Report.

     Assuming all of the holders of the CS notes and warrants exchange them for comparable notes and warrants of the Company, the Company will assume notes of CS totaling in the principal amount $550,000. These notes will be convertible as defined in the notes into 440,000 shares of Company common stock at $1.25 per share and will be due in July 2002, with an interest rate of 12.5%.

     With respect to the July 2001 notes (principal balance at maturity in July, 2002, of $550,000), CS issued warrants for 321,000 shares of common stock, some of which were exchanged for Company warrants. Of this amount, holders of 78,750 have converted to Company common stock through a cashless exercise as of March 29, 2002. The warrants expire on July 12, 2006 (warrants for 165,000 shares, of which 78,750 warrants were converted on March 29, 2002, through a cashless exercise), and July 13, 2006 (warrants for 156,000 shares), and have an exercise price of $1.50 per share.

     At the Closing and as part of the Exchange, the Company issued its warrant exercisable for 27,500 shares of common stock for $1.50 per share to Equity Securities Investments, Inc. ("Equity Securities") in exchange for a comparable warrant issued by CS to Equity Securities. The warrant is immediately exercisable, has an exercise price of $1.50 per share and expires on July 12, 2006. Equity Securities received the CS warrant for assisting CS in selling convertible notes and warrants. The Agreement obligated the Company to file a registration statement within 150 days of the closing of the private placement to register certain shares of the Company common stock, as discussed below.

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

     The Company engaged Equity Securities to assist it in undertaking, within 60 days of the Closing, a private placement of between approximately 1.5 and
3.0 million shares of the Company's common stock, hoping to raise between $3.0 million and $7.0 million. This agreement was subsequently canceled and on March 26, 2002, the Company and Equity Securities executed an Agency Agreement pursuant to which Equity Securities shall attempt, on a best efforts basis, to: (i) convert Company note holders to shares of Company common stock, and
(ii) sell up to 400,000 shares of Company common stock through a private offering. This offering has not yet commenced and there can be no assurance that we will be successful in raising any funding thereunder.

     Effective upon the Exchange, the CS Stock Option Plan (the "CS Plan") was adopted by the Company. Following the adoption of the CS Plan, the Company assumed the obligations of outstanding options granted to certain CS employees and a non-employee director under the CS Plan. These outstanding option obligations include option grants to Craig Potts (the Chief Executive Officer and President and a director of the Company), Christopher Larson (the Chief Financial Officer and a director of the Company) and Russell Sampson (a director of the Company) for 100,000, 25,000 and 25,000 shares of Company common stock, respectively. The option exercise price is $1.38, $1.25 and $1.25 per share, respectively, and all of such options are fully vested. In addition, in connection with the Exchange, the Company assumed stock options granted to an employee and an outside consultant of the Company, exercisable for 150,000 shares of Company common stock at exercise prices of $1.25 per share (100,000 shares) and $.10 per share (50,000 shares). One half of these options are fully vested and the balance will vest on September 26, 2002.

     Pursuant to the Agreement, the Company is obligated to file a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, after the closing of the above-referenced private placement. The Registration Statement will register 793,026 shares of common stock of the Company issued and outstanding immediately prior to the Closing; 1,200,000 shares of Company common stock issued to certain CS stockholders as part of the Exchange; all shares of common stock issuable upon the exercise of Company options issued as part of the Exchange; all shares of common stock issuable upon the exercise of Company warrants issued as part of the Exchange; all shares issuable upon the conversion of Company convertible notes issued as part of the Exchange, and all shares issued in the private placement. The Company, at its sole cost and expense, will file the Registration Statement and resale prospectus covering these shares with the SEC. The Company must file it within 150 days of the closing of the private placement. The Company must use its "best efforts" to have the SEC declare this Registration Statement effective within 180 days of such closing. The Company must take such steps as are necessary to keep the Registration Statement effective until the earlier of (i) the date that all shares covered by the Registration Statement have been sold or (ii) one year from the date of the closing of the private placement. As of the date of this Report, the Company has not completed any private placement that would trigger the obligation to file the Registration Statement.

     The Exchange and related matters were disclosed in a Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on October 26, 2001, and amended on November 9, 2001. See the Exhibit Index,
Item 13 of this Report.

     The Company sold to VirtualFund.com, Inc. a convertible note for up to $500,000 with an interest rate of 12.5% and is due in November of 2003. The note is convertible at the holder's option into up to 250,000 shares of common stock of the Company at a rate of $2.00 per share. The note is secured by certain assets of the Company and the personal guarantee of Kristen Potts, the principal shareholder of the Company and the spouse of Craig Potts, the President and Chief Executive Officer and a director of the Company. In addition, the lender received a warrant to purchase up to 125,000 shares of common stock for $2.00 per share which will be exercisable immediately upon issuance and will expire in November of 2006. The warrant shares are subject to a Registration Rights Agreement. Copies of the convertible note, security agreements, warrant and Registration Rights Agreement are attached hereto and incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     Equity Securities has assisted the Company in locating VirtualFund.com as a funding source. For its services, Equity Securities received a fee of $65,000 plus a warrant to purchase 50,000 shares of Company common stock which will be exercisable immediately upon issuance with an exercise price of $2.40 per share and will expire in November of 2006. As of December 31, 2001, the Company has borrowed $200,000 under this note. We borrowed an additional $200,000 under the note in February, 2002.

     On December 14, 2001, we incorporated a wholly-owned Canadian subsidiary, known as "Cash Systems of Canada, Inc.," in order to do business in Canada. There was no activity in this subsidiary as of December 31, 2001.

Business.
---------

     Upon the Closing of the Exchange, our operations have been those of CS. Since being formed in 1997, CS has grown from a regional ATM company to a national provider of cash access services to the gaming and retail industries. Our products include credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services"). Presently, our Cash Access Services are utilized at over 160 gaming and retail locations nationwide.

     OptiCash, Inc., a company owned by the two principal shareholders of CS, performed research and development for CS with respect to certain cash advance products and CS provided OptiCash, for a fee, with office space and warehouse space and various services. In June of 2001, CS acquired certain of OptiCash's assets for nominal consideration.


     Products.
     ---------

     The Company has developed three primary products: credit/debit card cash advance, ATM and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers. With regard to check cashing, we have partnered with Certegy, Inc. (formerly Equifax Check Solutions, Inc.) to integrate its point-of-sale check acceptance technology with our cash advance technology. The Certegy agreement is described in more detail below. We feel that the Company has a distinct advantage in the cash access industry because it offers all three services.

     Credit/Debit Card Cash Advance. In August 2000, we introduced our first credit/debit card cash advance ("CCCA") product. Since then, our CCCA products have been installed at over 45 casinos. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

     In order to initiate a CCCA transaction, gaming patrons visit a Company kiosk located on the casino floor which houses a point-of-sale terminal equipped with The Company's software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with three options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. The third option is to hand-write the information on the check. After one of the three options is selected, a printer attached to the cage terminal will generate a Company check. The cashier will give the customer cash in the amount requested after he/she signs the Company check. The Company check is then deposited by the casino into its account for payment from a Company account and the Company debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number (PIN). For credit card advances, customers pay a service charge typically between 6%-7%.

     We estimate that the Company is presently the fourth largest CCCA vendor in the gaming industry. Others include Global Cash Access, Imperial Bank and Game Financial Corporation. Each of these companies market a CCCA product. Global Cash Access has the largest share of the CCCA market.

     We feel that we have a competitive edge for several reasons. First, in the near future, casinos will be able to access, on a daily basis, player tracking and other valuable information from the Company's website. We collect this data when a customer uses our CCCA product. This data will be available the following day, thereby allowing casinos to make more timely, well-informed marketing decisions. Our competitors provide this information monthly. Second, we feel that our CCCA products are easier to use for cage personnel. Our color, touch-screen terminals are produced by Hypercom, a highly respected manufacturer of point-of-sale equipment. Also, our CCCA software contains several unique features, such as the driver's license swipe described above, that make the cashier's job easier. Third, we believe the Company has the ability to develop and implement new CCCA products faster than our competitors. This is crucial in order to gain an increased share of the CCCA market.

     ATMs. As previously noted, we began as a regional provider of ATM services. Presently, our ATM services are used by retailers (primarily convenience and grocery stores) and casinos. We offer ATM customers a full menu of services. First, we process ATM transactions through ATM networks with whom we have licensing agreements. Second, the Company is a reseller of ATMs. Third, through lease agreements, the Company provides ATM vault cash, maintenance and armored car service.

     The ATM services referenced above are not unique. However, within the next six months, the Company hopes to develop an ATM that integrates its CCCA software into a single machine. This will enhance the Company's ability to obtain a greater share of the gaming market because it will generate more dollars to the gaming floor. Also, the Company hopes to build an ATM switch that would allow it to process ATM transactions at a lesser price, thereby increasing margins.

     Check Cashing. The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 75 casinos utilizing the services of a full service check cashing vendor. We believe we have an advantage over others in the full service market due to its relationship with Certegy, which is described in more detail below. The advantage results from use of Certegy's check verification system, which we believe is unparalleled in the industry. In the gaming environment, Certegy has increased check cashing volume by significant amounts and reduced the volume and amount of returned checks. Also, checks are cashed in less time than our competitors. This means greater profitability for CS and its casino clients, as well as increased customer satisfaction.

     The second option is check guarantee. In May 2001, we formed an alliance with Certegy. Under this agreement, the parties intend to integrate existing products into a single platform, develop new products and utilize each other's sales force. Also, there is a revenue sharing provision in the Certegy agreement.

Management.
-----------

     The current officers of the Company include Craig Potts, its founder, President and CEO, and Christopher Larson, its Chief Financial Officer. Mr. Potts has been in the cash access industry for approximately ten years. He has been instrumental in product development and obtaining new clients. Mr. Larson is a Certified Public Accountant. Prior to joining CS in 1999, Mr. Larson represented several automotive retail clients in tax and accounting matters. Jack Kocienski is our Director of Sales. Previously, Jack held a similar position at Global Cash Access.

Objectives.
-----------

     Our goal is to gain a larger share of the casino Cash Access industry and to develop products outside the gaming environment.

     Obtain Greater Casino Market Share. In order to increase market share in gaming, we must continue to develop our Cash Access products, relationships with business partners such as Certegy and its sales force. With regard to new Cash Access products, the Company has created a wireless credit/debit card cash advance application. In the near future, the Company hopes to introduce a PC-based credit/debit card cash advance application and an ATM that integrates credit/debit card cash advance features.

     The Company is in its 11th month of a Joint Marketing Agreement with Certegy and has seen positive results. New casino clients have been added due to the efforts of Certegy's sales personnel. Also, the Company has hired two sales representatives, Jack Kocienski and Janet Anderson, who have a great deal of experience in the cash access industry.

Capital Requirements.
---------------------

     With the Company's business model, there are three areas requiring significant amounts of capital: (i) full service check cashing operations;
(ii) the purchase of equipment; and (iii) product development. In order to meet these needs, we intend to seek both equity and debt financing. With regard to equity financing, the Company has recently entered into an Agency Agreement with Equity Securities, pursuant to which we hope to complete a private placement, raising a total of $500,000 within the next 60 days. There can be no assurances that we will raise these funds.

The Casino Gaming Market.
-------------------------

     Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has been legalized in numerous states, including in land-based casinos on Indian lands and elsewhere, and on riverboats and dockside casinos. The growth in gaming has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity.

     The geographic expansion of casino gaming is not expected to continue at the rate experienced in recent years. In particular, we believe that the number of states which permit gaming on Native American land will not increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming.

     The expansion of casino gaming has generated a corresponding demand for ancillary services, including cash access services in casinos. While some casino operators provide such services directly, in most casino cash access services are provided by third parties pursuant to contracts with the casino operator. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. In some cases, however, the casino operator may view such services as a potential profit center separate from the gaming operations.

     Our business currently is concentrated in the casino industry and we contemplate that our operations will continue to be focused on operations in casinos and other gaming locations. Accordingly, a decline in the popularity of gaming, a reduction in the rate of expansion of casino gaming, changes in laws or regulations affecting casinos and related operations, or other adverse changes in the gaming industry would have a material adverse effect on our operations.

     Increased competition has prompted casino operators to seek innovative ways to attract patrons and increase the frequency of return visits. We believe that efficient and confidential access to cash for casino patrons contributes to increased gaming volume. Credit/debit card cash advances, check cashing and ATMs are the three primary methods used by casinos to provide their patrons with quick and efficient access to cash. Virtually all casinos in the United States currently offer at least one of these services on their premises. While some casino operators provide such services themselves, most casinos' cash access services are provided by third parties pursuant to contracts with the casino operators. For information on our competitors, see "Risk Factors - - We Face Competitors With Substantially Greater Resources Than We Have."

     Customer Profile.
     -----------------

     As mentioned above, there are no boundaries when identifying potential casino customers. We have the ability to process CCCA transactions all over the world. In the near future, we will focus our marketing efforts on Native American, Las Vegas and other commercial properties, and riverboats. The following are our clients as of April 1, 2002:

   Alabama-Coushatta Entertainment Center, Livingston, TX
   Alton Belle Casino, Alton, IL
   Autotote Enterprises, Inc., New Haven, CT
   Belle of Sioux City, Sioux City, IA
   Camel Rock Casino, Santa Fe, NM
   Canterbury Park, Shakopee, MN (Chex Services, Inc.)
   Catfish Bend Riverboat Casino, Ft. Madison, IA
   Casino Omaha, Onawa, IA
   Celebrity Casino, WA
   Chip-In's Casino, Harris, MI (Chex Services, Inc.)
   Crystal Palace Casino, Bahamas
   Dancing Eagle Casino, Albuquerque, NM
   DeJoup Bingo & Casino, WI (Cash Data, Inc.)
   Fiesta Sports Lounge & Casino, Richland, WA
   Four Bears Casino, New Town, ND (Chex Services, Inc.)
   Frontier Hotel & Casino, Las Vegas, NV
   Gold Digger's Casino, Cripple Creek, CO
   Gold Rush Hotel & Casino, Cripple Creek, CO
   Golden Eagle Casino, Horton, KS
   Grand Portage Casino, Grand Portage, MN
   Hickock's Saloon, Deadwood, SD
   Ho-Chunk Casino, Baraboo, WI (Cash Data, Inc.)
   Isleta Gaming Palace, Albuquerque, NM (Chex Services, Inc.)
   Jackpot Junction, Morton, MN
   Klondike Casino, Las Vegas, NV
   Klondike Casino, Henderson, NV
   Lac Courte Oreilles Casino, Hayward, WI (Chex Services, Inc.)
   Lac Vieux Desert Casino, Watersmeet, MI
   Laguna Casino, Albuquerqu, NM
   Lake of the Torches Casino, Lac du Flambeau, WI (Chex Services, Inc.) Majestic Pines Casino, Black River Falls, WI (Cash Data, Inc.)
   Mark Twain Casino, LaGrange, MO
   Mohican North Star Casino, Gresham, WI (Chex Services, Inc.)
   Normandie Casino, Gardena, CA
   Northern Lights Casino, Walker, MN
   Oh-Kay Casino, San Juan Pueblo, NM (Chex Services, Inc.)
   Palace Casino Hotel, Cass Lake, MN
   Prairie Meadows, Altoona, IA
   Rainbow Casino, WI (Cash Data, Inc.)
   Rosebud Casino, Valentine, NE (Chex Services, Inc.)
   Sac & Fox Casino, Powhattan, KS
   San Felipe Hollywood Casino, San Felipe, NM (Chex Services, Inc.) Seminole Casino, Seminole, OK
   Sportsman's Park Racetrack, Chicago, IL (Chex Services, Inc.)
   Uncle Sam's Casino, Cripple Creek, CO
   White Oak Casino, Deer River, MN
   WinnaVegas Casino, Sloan, IA

     We also provide Cash Access services to vendors who themselves contract directly with casinos for such services. Such clients include Chex Services, Inc. (d/b/a FastFunds) and Cash-Data, Inc. (d/b/a BankPlus), as indicated above.

     We operate our cash access services pursuant to agreements with the operators of the host casinos or vendors, as described above. Such agreements typically have initial terms of one to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement with cause if the breach is not cured within thirty days. We rely principally on our relationship with the casino operators rather than on the terms of our contracts for the continued operation of our cash access services. While there can be no assurance that the agreements will be renewed after their initial terms, we believe our relationships with the casinos in which we operate are good and do not anticipate cancellations of the existing agreements.

     We are providing ATM and/or CCCA services to Chex Services, Inc. at several casino locations without existing written contracts, but have an ongoing relationship that should continue in the foreseeable future. We are presently pursuing a written agreement with Cash Data for our ATM and CCCA services at the Ho-Chunk Nation casinos. We have been providing such services since May 1, 2001. Although we would see a significant reduction in revenue if our relationship with either Chex Services, Inc. or Cash Data, Inc. were terminated, we do not expect that this will happen in the near future.

     Government Regulation.
     ----------------------

     Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate state agencies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State agencies have extensive discretion to deny or revoke licenses. We have obtained the necessary licenses and bonds to do business in the states where we currently operate, and will be subject to similar licensing requirements as we expand our operations into other jurisdictions. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses necessary for the conduct of our business.

     Many suppliers to Native American casinos are subject to the rules and regulations of the local tribal gaming commission. These gaming commissions have authority to regulate all aspects of casino operations, including vendor selection. Some gaming commissions require vendors to obtain licenses and may exercise extensive discretion to deny or revoke licenses. We have obtained the necessary licenses or approvals from the appropriate tribal gaming commissions where we operate. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses and approvals necessary for the conduct of our business.

     Our business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the approach to regulation of casino gaming could affect the number of new gaming establishments in which we may provide cash access services.

Competition.
------------

     We have focused to a large extent on providing Cash Access Services to the gaming industry. In the Cash Access Services market, we compete primarily with Global Cash Access, Imperial Bank and Game Financial Corporation. These companies are significantly larger and have substantially greater resources than we have. It is possible that new competitors may engage in Cash Access Services, some of which may have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

Employees.
----------

     Our executive offices are based in Burnsville, Minnesota, where we currently employ seven people; we employ 30 people in total. We intend to expand significantly in 2002 and will actively seek, among others, full time customer support, accounting personnel and administrative staff to be based in Burnsville, Minnesota.

Item 2.  Description of Property.
         ------------------------

     We currently lease premises at 3201 West County Road, Suite 106, Burnsville, Minnesota, of approximately 4,000 square feet of administrative and research and development space.

Item 3.  Legal Proceedings.
         ------------------

     Based on the discovery of a cash shortage from our ATMs, in 2001 the Company entered into a line of credit in the approximate amount of $412,000 with a bank. The line of credit requires interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of the Company, and is due on demand or no later than April, 2002.

     The Company has filed suit, along with the bank, against St. Paul Mercury Insurance Co. ("St. Paul Mercury") and Dunbar Armored, Inc. relating to the cash shortage from our ATMs which we believe is attributable to armored car services. The case was filed in Hennepin County District Court and was designated Case No. 01-015371. The Company also believes the above loss is covered by insurance.

     Dunbar Armored, Inc. has asserted a counterclaim against the Company in the amount of $32,600. In addition, St. Paul Mercury has asserted a subrogation claim against the Company and Dunbar Armored, Inc. The Company believes, based upon the advice of counsel, that it has meritorious defenses with respect to such claims.

     Except for this lawsuit, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.
--------

Market Information.
-------------------

     There is no "established trading market" for shares of the Company's common stock. The Company's common stock was approved for quotations on the OTC Bulletin Board of the NASD on March 15, 2001. Our common stock is currently quoted under the symbol "CSHS."

     The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 2001, is shown below. Prices are inter-dealer quotations as reported by Pink Sheets, LLC (formerly known as the "National Quotation Bureau") and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS
                                                    BID
Quarter or period ended:                   High               Low
------------------------                   ----               ---

March 16, 2001, through                    Unpriced          Unpriced
March 31, 2001

June 30, 2001                              0.10              0.05

July 23, 2001                              0.09              0.09

September 30, 2001*                        0.10              0.05

December 31, 2001*                         2.20              0.10


     * Reflects a one-for-two reverse split of the Company's common stock on July 24, 2001.

     No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

     The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of the Company. See the caption "Business" of this Report.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 142. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     For a discussion of the Company's sales of "unregistered" and "restricted" securities during the past three calendar years, see Item 1 of this Report and the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, which was filed with the Securities and Exchange Commision on February 22, 2001, and which is incorporated herein by reference. See Item 13 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

     OVERVIEW

     The Company has not engaged in any material operations during the period April 1993 to September 30, 2001. As previously noted, the Company merged with CS effective October 9, 2001. The Company is a provider of cash access services to the gaming and retail industries. The Company's products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.

     The Company introduced its first credit/debit card cash advance product in August 2000. Since then, its cash advance products have been installed at over 45 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of the Company's software and equipment. As an innovator in the industry, the Company is creating new applications for its cash advance service. The Company assesses customers a fee for each completed transaction, typically between 6%-7%.

     The Company has recently introduced a wireless application that allows patrons to complete a cash advance transaction without leaving a gaming table or slot machine. With regard to off-site cash advance transactions, the Company has entered into an agreement with Autotote Enterprises, Inc. pursuant to which Autotote off-track betting customers can complete cash advance transactions.

     With regard to ATMs, the Company's clients include casinos and retailers. We offer ATM customers a full menu of services, including ATM transaction processing through ATM networks with whom the Company has licensing agreements, ATM sales, and ATM vault cash, maintenance and armored car service.

     The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks,and we retain customer fees from check cashing. The second option is check guarantee. In May 2001, we formed an alliance with Certegy, Inc., a leading provider of check guarantee services. Under this agreement, the parties intend to integrate existing products into a single platform, develop new products and utilize each other's sales force.

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

     Year ended December 31, 2001 compared to December 31, 2000.
     -----------------------------------------------------------

     Revenues for the year ended December 31, 2001 were $7,880,900 compared to $1,903,355 for the same period in 2000. Cash Systems, Inc.'s 2001 revenues are as follows: $4,582,417 from Credit Card Advance Commissions and $3,229,727 from ATM sales and commissions. Cash Systems, Inc.'s 2000 revenues are as follows: $440,729 from Credit Card Advance Commissions and $1,463,247 from ATM sales and commissions.

     The increase in revenues relates to the continued expansion of products and services to additional gaming operations. The Company's ability to continue the present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the year ending December 31, 2001 were $8,154,515 compared to $1,770,650 for 2000. The $6,383,865 increase in operating expenses was primarily due to the increased commissions, credit card processing costs and armored carrier services of $5,512,554 as a direct result of an increase in revenues of $5,977,545 and an increase of $187,623 for depreciation and amortization expenses for the development of Cash Systems, Inc.'s software and services.

     Interest expense for the year ending December 31, 2001 was $509,744 compared to $239,053 for 2000. The increase is a result of the $550,000, $250,000, and $200,000 notes issued by Cash Systems, Inc. in May, July and November 2001, respectively, at an interest rate of 12.5% and amortization of the original issue discount, the fair value of the warrant and beneficial conversion of the notes payable into common stock, recorded as a result of common stock warrants issued in conjunction with the loan transactions.

     The loss per common share based on the common shares issued in connection with the merger with Unistone, Inc. would be $.07 per share and $.01 per share for the year ended December 31, 2001 and 2000, respectively. The loss per common share is based on weighted average common shares outstanding of 10,537,671 for 2001 and 9,667,274 for 2000.

                        Recent Accounting Pronouncements
                        --------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial position or results of operations.

                         Critical Accounting Policies
                         ----------------------------

     Impairment of Long-Lived Assets
     -------------------------------

     The Company's long-lived assets include property, equipment and computer software. At December 31, 2001, the Company had net property and equipment of $887,925 which represents approximately 46% of the Company's total assets.
The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the years ended December 31, 2001 and 2000, the Company did not record any impairment losses related to long-lived aseets.

     Capitalized Software Development Costs
     --------------------------------------

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2001 and 2000, the Company capitalized $101,137 and $61,055 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

     Receivables
     -----------

     The preparation of the consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of its successful outcome related to our suit filed against an insurance company. Our receivable balance (other receivable and long-tern receivable) was $631,846, net of allowance for doubtful accounts of $0 as of December 31, 2001 (approximately 33% of total assets). Such revisions in our estimates of the potential collectiblity of receivables could materially impact our consolidated results of operation and financial position.

     Liquidity and Capital Resources.
     --------------------------------

     Cash Systems, Inc. had negative working capital of $1,826,034 at December 31, 2001, compared to negative working capital of $750,232 on December 31, 2000. Included in negative working capital at December 31, 2001 is $482,037 (net of original issue discount of $260,549) of convertible debt. Cash was $221,365 at December 31, 2001, representing an increase of $124,657 from the cash of $96,708 at December 31, 2000. The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on convertible notes with a face value of $750,000 and payments on the bank note referenced in Part I, Item 1. The convertible notes in the amount of $550,000 are due in July 2002 plus interest at 12.5% and $200,000 in November 2003 plus interest at 12.5%. In November 2001, $250,000 in notes payable were converted into common stock. The notes in the aggregate amount of $750,000 are convertible into 540,000 shares of the Company's common stock at its election, upon completion of a $3,000,000 private placement, prior to the scheduled maturity dates. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures of approximately $200,000 for the year ending December 31,2002, consistent with its anticipated growth in operations, infrastructure and personnel. To date Cash Systems, Inc. has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, terms loans from financial banking institutions and private placements of convertible notes.

     The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next six months. The Company plans to raise additional capital. On March 26, 2002, Equity Securities and the Company entered into an Agency Agreement calling for the attempted earlier conversion of Company convertible notes to common stock and a new private placement offering of 400,000 units at $1.25 per share. If the Company is unsuccessful in raising additional capital and/or the conversion of Company convertible notes into common stock, capital will be required for the last six months of 2002 and beyond. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever or that the convertible notes will be converted to common stock.
In addition, the Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, Certegy, Cash Data and Chex Services, and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital,changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                     CASH SYSTEMS, INC. AND SUBSIDIARIES
                            Burnsville, Minnesota



                       CONSOLIDATED FINANCIAL STATEMENTS
                     Including Independent Auditors' Report
                         December 31, 2001 and 2000

                               TABLE OF CONTENTS


Independent Auditors' Report                                         1

Financial Statements

     Consolidated Balance Sheets                                     2

     Consolidated Statements of Operations                           4

     Consolidated Statements of Stockholders' Deficit                5

     Consolidated Statements of Cash Flows                           6

     Notes to Consolidated Financial Statements                 7 - 18

                       INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Cash Systems, Inc. and subsidiaries
Burnsville, Minnesota

We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cash Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 28, 2002
(except for Note 1, as to
which the date is March 26, 2002)


                     CASH SYSTEMS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000



                                    ASSETS

                                       2001                 2002

CURRENT ASSETS

     Cash                             $  221,365          $     96,708

     Accounts receivable                  11,990                 9,607

     Receivables - related party              -                 20,000

     Employee advances                        -                  9,128

     Other current assets                  4,770                21,248

     Total Current Assets                238,125               156,691

 PROPERTY AND EQUIPMENT, NET             887,925               840,710

 OTHER ASSETS

     Deposits and other                    4,683                 6,730

     Other receivable                    493,030                    -

     Long-term receivable                138,816                    -

     Debt issuance costs, net            159,327                    -

      Total Other Assets                 795,856                 6,730

       TOTAL ASSETS                   $1,921,906          $  1,004,131


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                     CASH SYSTEMS, INC. AND SUBSIDIARIES


 CURRENT LIABILITIES

   Current portion of long-term debt $   877,344          $    140,396

   Current portion of capital
    lease obligations                      6,477                 5,346

     Note payable - officers             258,356               491,417

     Accounts payable - trade            218,887                53,247

     Credit card cash advance
      fees payable                       290,853                54,356

     ATM commissions payable             181,771                52,216

     Credit card chargebacks payable     156,441                   125

     Accrued interest                     40,149                39,038

     Other accrued expenses               33,881                70,782

     Total Current Liabilities         2,064,159               906,923

LONG-TERM DEBT, NET                       45,963               273,449

   CAPITAL LEASE OBLIGATIONS,
    NET OF CURRENT PORTION                 9,310                15,788

    Total Liabilities                  2,119,432             1,196,160

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIT

     Preferred stock, no par value,
     2,000,000 shares authorized,
     zero shares issued and
     outstanding                              -                     -

     Common stock, par value
     of $0.001, 50,000,000 shares
     authorized, 11,850,000 and
     10,050,000 shares issued and
     outstanding                          11,850                10,050

     Additional paid-in capital          208,026                 2,061

     Warrants                            597,411                    -

     Deferred consulting services        (34,583)                   -

     Accumulated deficit                (980,230)             (204,140)

       Total Stockholders' Deficit      (197,526)             (192,029)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT                $1,921,906            $1,004,131



                     CASH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000

                                   2001                  2000
                              Percent      Amount   Percent


 AUTOMATIC TELLER MACHINES
     COMMISSIONS AND SALES    $7,880,900    100.0   $1,903,355   100.0

 OPERATING EXPENSES

  Commissions                  4,625,116     58.7      683,058    35.9

  Processing costs             1,298,287     16.5      113,875     6.0

  Armored carrier services       244,207      3.1      172,122     9.0

  Payroll and related taxes      570,026      7.2      147,042     7.7

  Other                        1,042,625     13.2      467,922    24.6

  Depreciation and
   amortization                  374,254      4.7      186,631     9.8

    Total Operating Expenses   8,154,515    103.5    1,770,650    93.0

     Income (Loss) from
      Operations                (273,615)    (3.5)     132,705     7.0

 OTHER INCOME (EXPENSE)

     Interest expense           (509,744)    (6.5)    (239,053)  (12.6)

     Interest income               2,520        -        1,624     0.1

     Gain on sale of equipment     4,749      0.1           -        -

     Total  Other Income
      (Expense)                 (502,475)    (6.4)    (237,429)  (12.5)

     NET LOSS                $  (776,090)    (9.9)  $ (104,724)   (5.5)

     LOSS PER COMMON SHARES
      - BASIC AND DILUTED    $     (0.07)           $    (0.01)

     WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING
      - BASIC AND DILUTED     10,537,671             9,667,274



                    CASH SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               For the Years Ended December 31, 2001 and 2000

                      Common Stock
Shares    Amount  Additional   Warrants   Deferred  Accumulated
                  Paid-In               Consulting   Of Deficit
                  Capital                Services                  Total


BALANCES,
December
31, 1999   9,045,000 $ 9,045 $  (6,934) $       - $      - $(99,416) $(97,305)

Issuance
of common
stock for
services   1,005,000   1,005     8,995          -        -        -    10,000

  Net loss        -       -         -           -        - (104,724) (104,724)

BALANCES,
December
31, 2000  10,050,000  10,050     2,061          -        - (204,140) (192,029)

Deferred
consulting
services
related
to stock
options
issued to
non-employee      -       -     92,220          - (92,220)       -         -

Deferred
compensation
expense           -       -         -           -  57,637        -     57,637

Warrants
issued in
connection
with notes
payable           -       -         -      524,766     -         -    524,766

Warrants
issued for
debt
issuance
costs             -       -         -       72,645     -         -     72,645

Conversion
of note
payable into
common stock   200,000    200   249,800         -      -         -    250,000

Unistone
reorgani-
zation       1,100,000  1,100       -           -      -         -      1,100

Costs
associated
with
reorgani-
zation           -      -   (135,555)        -      -         -   (135,555)

Shares
issued in
lieu of
cash for
reorgani-
zation
services     500,000    500     (500)        -      -         -          -

Net loss          -      -         -          -      -    (776,090)  (776,090)

BALANCES,
December
31, 2001 11,850,000 $11,850 $ 208,026  $597,411 $(34,583)$(980,230) $(197,526)


  See accompanying notes to consolidated financial statements.



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 2001 and 2000


                                                   2001          2000

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                     $ (776,090) $ (104,724)

     Adjustments to reconcile net loss
      to cash flows from operating activities:

     Depreciation and amortization                  374,254     186,631

     Common stock issued for services rendered           -       10,000

     Gain on sale of equipment                       (4,749)         -

     Compensation expense related to
      non-employee stock options                     57,637          -

     Amortization of original issue discount        264,217          -

     Shares issued in connection
       with reorganization                            1,100          -

     Changes in operating assets and liabilities:

       Accounts receivable                            2,617      (9,607)

       Employee advances                              9,128     (20,000)

       Receivables - related party                       -      (19,720)

       Other current assets                          18,525      (1,802)

       Deposits and other                                -        1,917

       Other receivable                             (80,844)         -

       Long-term receivable                        (138,816)         -

       Accounts payable - trade                     165,640     (23,625)

       Credit card cash advance fees payable        236,497          -

       ATM commissions payable                      129,555          -

       Credit card chargebacks payable              156,316          -

       Accrued interest                               1,111      11,946

       Other accrued expenses                       (16,362)    156,211

         Net Cash Flows from
          Operating Activities                      399,736     187,227

 CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment           (359,456)   (137,870)

     Proceeds from sale of property
      and equipment                                   6,544          -

        Net Cash Flows from
         Investing Activities                      (352,912)   (137,870)

 CASH FLOWS FROM FINANCING ACTIVITIES

     Payments for debt issuance costs              (146,500)         -

     Proceeds from long-term debt and
      common stock warrants                       1,000,000          -


     Payments on long-term debt                    (413,826)    (11,558)

     Net payments on notes payable
      - officers                                   (200,627)     (5,817)

     Payments on notes payable                      (20,312)         -

     Payments on capital lease obligations           (5,347)     (4,489)

     Costs associated with
      reorganization services                      (135,555)         -

        Net Cash Flows from
         Financing Activities                        77,833     (21,864)

        Net Change in Cash                          124,657      27,493

CASH - Beginning of Year                             96,708      69,215

CASH - END OF YEAR                             $    221,365  $   96,708


                     CASH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

  Nature of Operations

Cash Systems, Inc. and subsidiaries (the Company) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product has been installed in casinos throughout the United States. ATMs are placed primarily in the midwest geographical area of the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
At December 31, 2001, the Company had negative working capital and an accumulated deficit of $1,826,034 and $980,230, respectively. Earnings before interest, depreciation and amortization was $107,908 and $320,960 for the years ended December 31, 2001 and 2000, respectively. The Company's ability to continue as a going concern is dependent on conversion of convertible notes payable and/or raising additional capital. Management intends to obtain additional debt and/or equity capital to meet existing and future cash obligations and fund commitments. On March 26, 2002, the Company entered into an Agency Agreement (the "Agreement") with Equity Securities Investments, Inc. ("Equity Securities"). Under the Agreement, Equity Securities shall use its "best efforts" to sell up to 400,000 units of Company common stock at a price of $1.25 per share. Investors in this offering shall receive a warrant to acquire one quarter share of Company common stock at a price of $1.50 per share. In addition to the above-referenced private placement offering, Equity Securities agreed to assist the Company in converting the convertible notes payable due July 2002 into the Company's common stock. There can be no assurances that sources will be available with regard to the above-referenced offering and conversion of Company notes.

The Company believes the Fidelity Bank note payable will continue to be extended until the lawsuit is settled (see note 10). In addition, management anticipates increasing the number of casino locations they are providing services to and controlling costs and expenses which will generate sufficient cash flows to pay current liabilities, long-term debt and fund the Company's future operations (see Note 11).

   Principles of Consolidation

The consolidated financial statements include the accounts of Cash Systems, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Concentration of Credit Risk

The Company maintains its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

  Software Development Costs

The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2001 and 2000, the Company capitalized $101,137 and $61,055 of costs related to the implementation of SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method.

  Depreciation

Property and equipment are recorded at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Depreciation and amortization are provided for using the straight-line method over estimated useful lives ranging from five to seven years. Maintenance, repairs and minor renewals are expensed when incurred.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets, or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their discounted cash flows using an appropriate discount rate. At this time, the Company believes that no material impairment of long-lived assets has occurred and that no reduction of the estimated useful lives of such assets is warranted.

  Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan of one to two years, using the straight-line method, which approximates the interest method. Amortization expense for the years ended December 31, 2001 and 2000 was $59,818 and $0, respectively.

  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $15,768 and $15,912 for the years ended December 31, 2001 and 2000, respectively.

  Revenue Recognition

The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received and therefore does not have receivables from customers.

  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.
In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial position or results of operations.

  Stock Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with SFAS No. 123 using the Black Scholes model. Required pro forma disclosures of compensation expense determined under fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 10.

  Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

  Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued. All options and warrants outstanding at December 31, 2001 and 2000 were anti-dilutive.

  Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' deficit.



NOTE 2 - Acquisitions

On June 9, 2001, the stockholders of Opti Cash, Inc., a company related through common ownership, contributed all its assets and liabilities to the Company. Based on the common control of the two companies, the combination was accounted for in a manner similar to a pooling of interests. The consolidated financial statements have been restated as if the acquisition occurred on January 1, 2000.

Pursuant to a Plan of Reorganization and Stock Exchange Agreement dated October 9, 2001 among the Company (FKA: Unistone, Inc.) and the common stockholders of Cash Systems, Inc., (Cash Systems) the Company: (a) acquired all of the outstanding capital stock of Cash Systems on October 9, 2001, in consideration of the issuance to the Cash Systems stockholders of an aggregate of 10,550,000 shares of common stock of the Company and (b) offered to exchange Company warrants exercisable for 321,000 shares of Company common stock, Company notes with a face value of $800,000 which are convertible at the Company's option into 640,000 shares of Company common stock and Company options exercisable for 300,000 shares of Company common stock for comparable warrants, convertible notes and options previously issued by Cash Systems. As a result of the Agreement, Cash Systems became a subsidiary of the Company. The Company changed its name to "Cash Systems, Inc." Since Unistone, Inc. had no monetary assets and no operations and the Company stockholders were the controlling stockholders after the reorganization, the reorganization was accounted for as the issuance of common stock by the Company in exchange for the public shell of Unistone, Inc.

NOTE 3 - Funding Arrangements

In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.75% at December 31, 2001) or 10%, whichever is greater. At December 31, 2001 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. The Company however does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. Insurance coverage for the funds provided is obtained by the bank and the Company bears the cost. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to funds in the cash machines (see Note 11).

NOTE 4 - Property and Equipment

Property and Equipment consisted of the following at December 31:


                                               2001           2000


Furniture and equipment                 $    809,383    $    572,174

Vehicles                                      55,419          40,719

Computer software                            582,192         481,055

   Less: accumulated depreciation
    and amortization                        (559,069)       (253,238)

     Total property and equipment, net  $    887,925     $   840,710


Depreciation expense and amortization of computer software for the years ended December 31, 2001 and 2000 was $314,436 and $186,631, respectively.

NOTE 5 - Long-Term Receivable

The Company has an unsecured receivable with a customer they provide cash to for their check cashing business. The balance at December 31, 2001 and 2000, was $138,816 and $0, respectively, and is non-interest bearing.

NOTE 6 - Long-Term Debt

Long-term debt consisted of the following at December 31:


                                                 2001          2000

     Convertible notes payable - net of
     unamortized original issue discount
     of $96,185 at December 31, 2001,
     quarterly interest only payments at
     12.5% (effective interest rate
     81.2%), due July 2002, unsecured.           $ 453,815     $        -

     Line of credit - Fidelity Bank -
     monthly interest only payments
     at prime plus 2% (6.75% at
     December 31, 2001) with a minimum
     interest of 8.5%, due April 2002,
     secured by substantially all assets
     of the Company and guaranteed by a
     stockholder.                                  412,186              -

     Convertible note payable -
     VirtualFund.com, Inc., net of
     unamortized original issue discount
     of $164,364 at December 31, 2001,
     monthly installments of $9,415,
     including interest at 12.5%, due
     November 2003,  secured by substantially
     all the assets of the Company and
     guaranteed by a stockholder.  Secured by
     a pledge of the Company's common stock
     owned by the principal stockholder.            28,222              -

     Note payable - Fidelity Bank -
     monthly installments of $765 including
     interest at 8.5%, due September 2005,
     secured by vehicle and guaranteed by a
     stockholder.                                   29,084              -

     Note payable - bank - paid in
     full during 2001.                                  -          395,295

     Note payable - bank - paid in
     full during 2001.                                  -            4,294

     Note payable - financing company
     - paid in full during 2001.                        -           14,256

     Total long-term debt                          923,307         413,845

     Less: current portion                        (877,344)       (140,396)

     Long-term debt, net                       $    45,963     $   273,449


On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate is subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at December 31, 2001 was $200,000. The proceeds of $200,000 were allocated between the note and the warrants, which were valued using the Black Scholes model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The note may be converted at the lender's sole option.

On July 13, 2001, the Company borrowed $550,000 and issued warrants to the various lenders to purchase 110,000 common shares at $1.50 per share through July 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.25 per share through July 2002. The proceeds of $550,000 were allocated between the notes and the warrants, which were valued using the Black Scholes model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the notes payable into common stock as defined in EIFT 00-27), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The notes may be converted based on the terms of the agreement.

Future maturities of long-term debt are as follows for the years ending December 31:

2002                                           $1,063,182

2003                                              106,079

2004                                                8,246

2005                                                6,349

Total future minimum payments                   1,183,856

Less: original issue discount                    (260,549)

Present value of future minimum payments          923,307

Less: current portion                            (877,344)

Long-term debt, net                               $45,963


NOTE 7 - Capital Lease Obligations

The Company leases automatic teller machines under two capital lease obligations. The leases bear interest at 17.45% and 20.69% and expire through February 2004. The obligations are secured by the property under lease.
Total cost and accumulated amortization of the leased equipment was $29,094 and $12,676 at December 31, 2001, and $29,094 and $10,667 at December 31,
2000.

Future minimum lease payments are as follows for the years ended December 31:

        2002                                          $     8,980

        2003                                                8,980

        2004                                                1,497

        Total                                              19,457

        Less: amounts representing interest                (3,670)

        Present value of future minimum lease payments     15,787

      Less:  current portion                               (6,477)

        Capital lease obligations, net of current portion $ 9,310


NOTE 8 - Related Party Transactions

The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at December 31, 2001 and 2000 was $258,356 and $491,417, respectively, and the notes bear interest at 6%. Interest expense for the years ended December 31, 2001 and 2000 was $10,570 and $30,362, respectively, and accrued interest on the notes were $10,570 and $30,362 at December 31, 2001 and 2000, respectively.


NOTE 9 - Income Taxes

The Company has generated federal and state net operating losses of approximately $728,000, which, if not used, will begin to expire in 2019. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. Components of net deferred income taxes are as follows at December 31:

                                                   2001             2000

Deferred income tax assets:

     Net operating loss carryforwards             $ 284,200        $  31,500

Less valuation allowance                           (259,100)          (4,200)
                                                     25,100           27,300

Deferred income tax liabilities - depreciation      (25,100)         (27,300)

Net deferred income tax assets                    $      -                -

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                                    2001             2000

Federal statutory tax rate benefit                  (35.0)%          (35.0)%

State tax, net of federal benefit                    (5.0)            (5.0)

Permanent differences                                 0.7              0.9

Change in valuation allowance                        39.3              4.0

Unallowable net operating loss for Opti Cash          0.0             35.1

Effective tax rate                                    0.0 %            0.0 %


NOTE 10 - Stockholders' Deficit

During 2001, the Company declared a 5.025-for-one stock split. The shares outstanding have been restated as if the stock split occurred on January 1, 2000.

On May 10, 2001, the Company borrowed $250,000 from Corporate Capital Management, LLC (CCM) and issued a warrant to the lender to purchase 156,000 common shares at $1.50 per share through May 2006. The debt was also convertible into common stock of the Company at a conversion rate of $1.25 per share through June 2002. The proceeds of $250,000 were allocated between the note and the warrants, which were valued using the Black Scholes model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in EITF 00-27), was being amortized over the life of the note using the straight-line method, which approximates the interest method. In November 2001, CCM converted the entire note balance of $250,000 into 200,000 shares of common stock. Any remaining original issue discount was expensed at the time of conversion.

In connection with the stock exchange with Unistone noted in Note 2, the Company issued an additional 1,100,000 shares of common stock.

During 2001, the Company issued 500,000 shares of common stock in lieu of cash for services connected to raising equity.

     Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan (the Plan), pursuant to which stock options to acquire an aggregate of 1,000,000 shares
of the Company's common stock may be granted.   In general, options vest over
a period of two years and expire nine years from the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its Plan. Accordingly, $57,637 and $0 of compensation costs was recognized in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                              2001
Net loss:

     As reported                              $(776,090)

     Pro forma                                $(904,120)

     Loss per share - basic and diluted

     As reported                                 $(0.07)

     Pro forma                                   $(0.09)

Information regarding the Company's stock options is summarized below:

                                                               Weighted-
                                                               Average
                                            Number of          Exercise
                                             Options             Price

Options outstanding - December 31, 2000             -           $         -

     Granted                                   300,000                  1.10

     Canceled or expired                            -                     -

     Exercised                                      -                     -

     Options outstanding - December 31, 2001   300,000           $      1.10

     Options exercisable - December 31, 2001   225,000           $      1.18

     Weighted average fair value of options
     granted during the year ended
     December 31, 2001                                                 $0.64


 Options outstanding at December 31, 2001 have an exercise price ranging between $0.10 and $1.38 and a weighted average remaining contractual life of
8.73 years.


The following table summarizes information about stock options outstanding at December 31, 2001:



         Options outstanding                 Options exercisable

                         Weighted-
                         Average                              Weighted-
                         Remaining   Weighted      Number     Average
Exercise     Number     Contractual   Average    Exercisable exercise price
prices    Outstanding      Life     exercise price


$0.10            50,000          8.73      $  0.10        25,000     $   0.10

$1.25 - $1.38   250,000          8.73         1.30       200,000         1.32

$0.10 - $1.38   300,000          8.73        $1.10       225,000        $1.18


In determining the compensation cost of the options granted during 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes model and the weighted average assumptions of 5% risk free interest rate, 9 years for expected life of option granted, 33.9% expected volatility and 0% dividend yield.

  Stock Warrants

Information regarding the Company's stock warrants is summarized below:


                                                           Weighted
                                                            Average
                                              Number of     Exercise
                                              Warrants       Price

Warrants  outstanding - December 31, 2000         -        $          -

Granted                                      496,000                1.72

Exercised                                         -                   -

Forfeited                                         -                   -

Warrants outstanding - December 31, 2001     496,000       $        1.72


The weighted-average grant-date fair value of warrants granted during 2001 was $0.69 per warrant.


Warrants outstanding at December 31, 2001 are as follows:

Range of exercise                    Remaining
prices                               Contractual life-
                     Warrants         Remaining


$1.50              321,000                4.52

$2.00 - $2.40      175,000                4.85

$1.50 - $2.40      496,000                4.55


The Company issued warrants in connection with debt issuance costs to purchase 105,000 common shares ranging from $1.50 to $2.40 per share exercisable through November 2006. The value of the warrants was $72,645 using the Black Scholes model and is being amortized over the term of the notes.


All warrants were recorded at fair value using the Black Scholes model using the following assumptions: 3.5% risk free interest rate, 5 years expected life for each warrant, 33.9% expected volatility and 0% dividend yield.

NOTE 11- Commitments and Contingencies

  Operating Leases

The Company leases office space and equipment requiring base monthly rent of $4,919 including real estate taxes and operating expenses through March 2007. Rent expense was $40,206 and $20,051 for the years ended December 31, 2001 and 2000, respectively.


Future minimum lease payments are as follows for the years ending December 31:

        2002            $  59,030

        2003               59,030

        2004               13,734

        2005                3,348

        2006                3,348

        2007                  837

          Total         $ 139,327


  Casino Contracts

The Company has various contracts with casinos for providing cash access services to casino patrons with various expiration dates. The casino patrons may obtain access to their funds through the use of the Company's software and equipment for a service fee. The Company is obligated to pay a transaction fee to the casino generally based on a percentage of the service fee charged on each completed transaction. The Company had revenues from two contracts representing approximately 49% and 57% of total revenues for the years ended December 31, 2001 and 2000, respectively.

  Legal Proceedings

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company in excess of $413,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank (see note 6). In the event the Company is unsuccessful in receiving the receivable recorded at December 31, 2001, which amounts to $493,030 based on the filed suit, the write off of this receivable will be material to the results of operations. In addition, the Company is still liable to the bank for the line of credit of $412,186 no matter what the final outcome is on the suit (see note 6). Although the outcome of any legal action cannot be predicted with certainty, based on representation from the Company's legal counsel and the Company's management, the Company believes it will be successful and, as such, has not recorded any allowance against this amount at December 31, 2001.


NOTE 12 - Supplemental Cash Flow Information



 Supplemental Cash Flows Information

     Cash paid for interest                           $   244,416  $  235,783

   Noncash Investing and Financing Activities

     Deferred consulting services related to
      stock options issued to non-employee            $    92,220  $       -

     Receivable and line of credit related to
     lawsuit (Note 11)                                $   412,186  $       -

     Receivable for sales of ATM machines             $     5,000  $       -

     Property purchased with note payable - officer   $    22,010  $       -

     Warrants issued for debt issuance costs          $    72,645  $       -

     Conversion of note payable into common stock     $   250,000  $       -

     Property and equipment purchased with note
      payable                                         $    31,000  $       -

     Common shares issued in lieu of cash for
      reorganization services                         $       500  $       -

     Cancellation of note payable -
     bank in exchange for reduction of
     cash in automatic teller machines                $        -   $1,372,394


NOTE 13 - Selected Quarterly Data (unaudited)


Quarters During the Year Ended December 31, 2001

                      March 31      June 30     September 30     December 31
ATM Commissions
and sales             $1,197,956    $1,883,603   $2,460,528      $2,338,813

Income (loss)
from operations       $  184,158    $  (73,918)  $   14,419      $ (398,274)

Net income (loss)     $  139,843    $ (128,304)  $  (47,628)     $ (740,001)

Basic and diluted
 net income
 (loss) per
 common share         $     0.01    $    (0.01)   $   (0.01)     $    (0.06)

Quarters During the Year Ended December 31, 2000


                      March 31      June 30     September 30     December 31

ATM commissions
and sales             $  266,537    $  398,205   $    524,051   $   714,562

Income (loss)
from operations       $   22,305    $   70,348   $     60,123   $   (20,071)

Net income (loss)     $  (23,416)   $   21,962   $     (5,529)  $   (97,741)

 Basic and diluted
 net income
 (loss) per
 common share              $0.00         $0.00          $0.00        $(0.01)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Effective October 19, 2001, the Company dismissed Mantyla McReynolds, Salt Lake City, Utah, as its independent accountants ("Mantyla"), and engaged Virchow Krause & Company, LLP as the Company's new independent accountants ("VKC"). The dismissal of Mantyla and the retention of VKC was approved by the Company's Board of Directors.

     Prior to the engagement of VKC, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might by rendered on the Company's financial statements.

     Mantyla audited the Company's financial statements for the years ended December 31, 1999 and 2000. Mantyla's report for such period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except as to the Company's ability to continue as a going concern.

     During the period from January 1, 2001 to October 19, 2001 and the years ended December 31, 1999 and 2000, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the fiscal years ended December 31, 1999 and 2000 and the subsequent interim periods through October 19, 2001.

     Mantyla has furnished to the Company with a letter addressed to the SEC stating there were no disagreements between the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure. That letter was filed as an exhibit to the Company's Current Report on Form 8-K, dated October 12, 2001, which was filed with the Securities and Exchange Commission on October 26, 2001. See the Exhibit Index, Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                   Date of         Date of
                     Positions     Election or     Termination
Name                 Held          Designation     or Resignation
----                  ----         -----------     ---------------

Craig Potts           CEO           10-12-01       *
                      President     10-12-01       *
                      Director      10-12-01       *

Christopher Larson    CFO           10-12-01       *
                      Director      10-12-01       *

Russell Sampson       Director      10-12-01       *


     *  These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Craig Potts, Chief Executive Officer, President and Director. Mr. Potts is 30 years old. He has been in the cash access industry for approximately 10 years. He has been the President of CS since 1997.

     Chris Larson, Chief Financial Officer and Director. Mr. Larson, age 29, is a certified public accountant. Prior to joining CS in 1999, he represented several automotive retail clients in tax and accounting matters. He has been the Chief Financial Officer of CS since 1999.

     Russell Sampson, Director. Mr. Sampson is 42 years of age. He was the President and a principal of Northland Cable Constructors, Inc., which performed aerial and underground construction for cable television and telephone operators in the upper Midwest. Since 1994, he has been the Business Manager of Sampson Farms, Inc., which raises and races thoroughbred horses, raises beef cattle and is involved in various farming activities. Mr. Sampson is also a board member of the Minnesota Thoroughbred Association.

Significant Employees.
----------------------

     Other than our controller, David Stueve, the Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage. However, Craig Potts is the husband of Kristen Potts, the beneficial owner of approximately 76% of our outstanding shares.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On October 22, 2001, each of the Company's current directors, executive officers and owners of 10% or more of the Company's issued and outstanding common stock filed with the Securities and Exchange Commission a Form 3 Initial Statement of Beneficial Ownership of Securities. Each of these Forms 3 is available for review at the Commission's web site: www.sec.gov.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Craig
Potts,     12/31/99    0     0       0          0     0         0       0
CEO, Pres. 12/31/00    0     0       0          0     0         0       0
Director   12/31/01  85,000  0       0          0    100,000(1) 0       0

Christopher12/31/99    0     0       0          0     0         0       0
Larson,    12/31/00    0     0       0          0     0         0       0
CFO        12/31/01  68,000  0       0          0     25,000(2) 0       0
Director

Russell    12/31/99    0     0       0          0     0         0       0
Sampson,   12/31/00    0     0       0          0     0         0       0
Director   12/31/01    0     0       0          0     25,000(2) 0       0

Travis T.
Jenson,    12/31/99    0     0       0          0     0         0     $125(3)
former     12/31/00    0     0       0          0     0         0       0
Pres. and  12/31/01    0     0       0          0     0         0       0
Director

James P.
Doolin,    12/31/99    0     0       0          0     0         0     $125(3)
former     12/31/00    0     0       0          0     0         0       0
Sec./Treas.12/31/01    0     0       0          0     0         0       0
and
Director

William
Hollings-  12/31/99    0     0       0          0     0         0     $125(3)
worth,     12/31/00    0     0       0          0     0         0       0
former VP  12/31/01    0     0       0          0     0         0       0
and
Director


    (1) These options are exercisable at a price of $1.38 per share, and are fully vested.

    (2) These options are exercisable at a price of $1.25 per share, and are fully vested.

    (3) Messrs. Jenson, Doolin and Hollingsworth each received 125,000 shares of the Company's common stock, valued at $125 each, in consideration of services rendered to the Company. These shares were registered on a Registration Statement on Form S-8, which was filed with the Securities and Exchange Commission on or about October 29, 1999. Other than the issuance of these shares, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to these persons during the calendar years ended December 31, 1999, through December 31, 2001.

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

Craig Potts       100,000        40%            $1.38             9/25/10

Christopher
Larson             25,000        10%            $1.25             9/25/10

Russell Sampson    25,000        10%            $1.25             9/25/10


Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------


Kristen Potts              9,145,000 (1)                76.2%
3201 W. County Rd. 42,
Suite 106
Burnsville, MN 55306

Corporate Capital          1,271,513 (2)                10.7%
  Management
200 S. Plymouth Rd.,
Suite 210
Minnetonka, MN 55036


(1) Consists of 9,045,000 shares owned by Kristen Potts, who is the spouse of Craig Potts, and 100,000 shares issuable upon currently exercisable options held by Mr. Potts. Calculations are based upon 12,005,069 shares outstanding on March 26, 2002, which includes the shares issuable under Mr. Potts' options.

(2) Includes 500,000 shares held by the principals of Corporate Capital Management and shares held by affiliates thereof. 771,513 of these shares may be forfeited pursuant to the terms of the Stock Escrow Agreement.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Craig Potts                   9,145,000 (1)        76.2%
18091 Clearly Lake Ct.
Prior Lake, MN  55372

Christopher Larson              527,500 (2)         4.4%
20482 Idaho Ave.
Lakeville, MN  55044

Russell Sampson                 527,500 (3)         4.4%
14534 Glendale Ave., SE
Prior Lake, MN  55372

All Directors and Executive
Officers as a group          10,200,000            84.6%
(3 persons)


(1) Consists of 9,045,000 shares owned by Kristen Potts, who is the spouse of Craig Potts, and 100,000 shares issuable upon currently exercisable options held by Mr. Potts. Calculations are based upon 12,005,069 shares outstanding on March 26, 2002, which includes the shares issuable under Mr. Potts' options.

(2) Includes 25,000 shares issuable under currently exercisable options held by Mr. Larson. Calculations are based upon 11,930,069 shares outstanding on March 26, 2002, which includes the 25,000 shares issuable under Mr. Larson's options.

(3) Includes 25,000 shares issuable under currently exercisable options held by Mr. Sampson. Calculations are based upon 11,930,069 shares outstanding on March 26, 2002, which includes the 25,000 shares issuable under Mr. Sampson's options.

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     Kristen Potts has agreed to pledge five shares of her common stock for every dollar borrowed under the VirtualFund.com, Inc. loan. As of the date of this Report, 2,000,000 shares have been pledged to secure the $400,000 borrowed to date. If the Company were to borrow and default on the full $500,000 under the VirtualFund.com convertible note, VirtualFund.com would be able to foreclose on 2,500,000 shares of our common stock, which equals approximately 21% of our currently issued and outstanding shares, and Ms. Potts' holdings would be reduced to 6,545,000 shares, or approximately 55% of our issued and outstanding shares There are no other present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents, except to the extent that Kristen Potts and Craig Potts may be deemed to be parents due to their beneficial ownership of approximately 76% of the Company's issued and outstanding shares. See the caption "Security Ownership of Certain Beneficial Owners and Management," Item 11 of this Report.

Transactions with Promoters.
----------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2001, and amended November 9, 2001

Exhibits
--------

Exhibit
Number               Description
------               -----------

10.1                 Convertible Promissory Note

10.2                 Security Agreement

10.3                 Security Agreement

10.4                 Common Stock Purchase Warrant

10.5                 Registration Rights Agreement


DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, filed March 30, 2000.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed February 22, 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CASH SYSTEMS, INC.


Date:  4-15-02                          /s/ Craig Potts
      -------------                    -------------------
                                       Craig Potts
                                       Chief Executive Officer, President and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        CASH SYSTEMS, INC.


Date: 4-15-02                            /s/ Craig Potts
     -------------                      -------------------
                                        Craig Potts
                                        Chief Executive Officer, President and
                                        Director


Date:  4-15-02                           /s/ Christopher Larson
      -------------                     -----------------------
                                        Christopher Larson
                                        Chief Financial Officer and Director