Form 10QSB
period 2002-03-31
CASH SYSTEMS INC
filed 2002-05-15
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended March 31, 2002.


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to _____

                           Commission File No. 0-18317
                           ---------------------------

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

                              11,905,069

                             May 15, 2002

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

     The financial statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2002 (unaudited) AND DECEMBER 31, 2001 (audited)
                                               2002                  2001
                                            (Unaudited)            (audited)
               ASSETS

CURRENT ASSETS
 Cash                                   $      336,392      $       221,365
 Accounts receivable                            35,713               11,990
 Employee advances                               2,000                    -
 Other current assets                            2,047                4,770
                                        --------------      ---------------
 Total current assets                   $      376,152      $       238,125
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                    867,841              887,925
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                             14,944                4,683
 Other receivable                              504,466              493,030
 Long-term receivable                          157,673              138,816
 Debt issuance costs, net                      118,050              159,327
                                        --------------      ---------------
 Total other Assets                            795,133              795,856
                                        --------------      ---------------
          TOTAL ASSETS                  $    2,039,126      $     1,921,906
                                        ==============      ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of long-term debt      $      987,157      $       877,344
 Current portion of capital lease
 obligations                                     6,795                6,477
 Notes payable-officers                        230,054              258,356
 Accounts payable-trade                        196,815              218,887
 Credit card cash advance fees payable         329,889              290,853
 ATM commissions payable                       242,059              181,771
 Credit card chargebacks payable               149,049              156,441
 Accrued interest                               30,288               40,149
 Other accrued expenses                         52,703               33,881
                                        --------------      ---------------
  Total current liabilities                  2,224,809            2,064,159

LONG-TERM DEBT, NET                            129,974               45,963
CAPITAL LEASE OBLIGATION, NET OF CURRENT
PORTION                                          7,788                9,310
                                        --------------      ---------------
 Total liabilities                           2,362,571            2,119,432
                                        --------------      ---------------
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 2,000,000
 shares authorized, zero shares issued
 and outstanding                                     -                    -
Common stock, par value of $.001, 50,000,000
 shares authorized, 11,905,069 and 11,850,000
 shares issued and outstanding                  11,905               11,850
Additional paid in capital                     342,890              208,026
Warrants                                       648,641              597,411
Deferred consulting services                   (23,055)             (34,583)
Accumulated deficit                         (1,303,826)            (980,230)
                                        --------------      ---------------
 Total stockholders' deficit                  (323,445)            (197,526)
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                $    2,039,126      $     1,921,906
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months Ended March 31, 2002 and 2001 (unaudited)

                                       2002                     2001
AUTOMATED TELLER MACHINES
COMMISSIONS AND SALES               $ 2,749,578             $ 1,197,956
                                    -----------             -----------

OPERATING EXPENSES
 Commission                           1,577,002                 594,296
 Processing costs                       499,092                 131,431
 Armored carrier services                67,059                  65,993
 Payroll and related services           359,551                  23,393
 Other                                  304,980                 181,743
 Depreciation and amortization          132,037                  60,347
                                    -----------             -----------
  Total operating expenses            2,939,721               1,057,203
                                    -----------             -----------
  Income (loss) from operations        (190,143)                140,753
                                    -----------             -----------
OTHER INCOME (EXPENSE)
 Interest expense                      (133,542)                (50,987)
 Interest income                             89                      92
                                    -----------             -----------
 Total Other Income (Expense)          (133,453)                (50,895)
                                    -----------             -----------
NET INCOME (LOSS)                   $  (323,596)            $    89,858
                                    ===========             ===========

INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED                  $      (.03)            $       .01
                                    ===========             ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC AND DILUTED       11,879,398              10,050,000
                                    ===========             ===========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                             2002               2001
Cash flows from operating activities:
Net income (loss)                           $  (323,596)    $   89,858
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
 Depreciation and amortization                  132,037         60,347
 Compensation expense related to non-employee
 stock options                                   11,528              -
 Compensation expense related to cashless
 exercise of warrants                           134,919              -
 Amortization of original issued discount        69,368              -
Changes in operating assets and liabilities:
 Accounts receivable                            (23,723)         8,577
 Other receivable                               (11,436)        (8,582)
 Employee advances                               (2,000)        (1,370)
 Other current assets                             5,622         (5,135)
 Deposits and other                             (13,160)           467
 Long-term receivable                           (18,857)             -
 Accounts payable                               (22,072)        20,710
 Credit card cash advance fees payable           39,036         48,506
 ATM commissions payable                         60,288        135,278
 Credit card chargebacks payable                 (7,392)       159,629
 Accrued interest                                (9,861)       (10,126)
 Accrued expenses                                18,822        (30,510)
                                            -----------     ----------
  Cash flows from operating activities           39,523        467,649
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment            (70,676)       (88,072)
 Advances on receivable-related party                 -        (59,493)
                                            -----------     ----------
   Cash flows from investing activities         (70,676)      (147,565)
                                            -----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt and common
 stock warrants                                 200,000              -
 Payments on long-term debt                     (24,314)       (49,252)
 Net payments on notes payable - officers       (28,302)       (23,633)
 Payments on capital lease obligations           (1,204)        (1,453)
                                            -----------     ----------
   Cash flows from financing activities         146,180        (74,338)
                                            -----------     ----------

Increase in cash                                115,027        245,746

Cash, beginning of period                       221,365         96,708
                                            -----------     ----------
Cash, end of period                         $   336,392     $  342,454
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issued discount                          $    74,035     $   61,113
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 1 - Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the Company) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.


NOTE 2 - Summary of Significant Accounting Policies

     Software Development Costs

The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2002 and 2001, the Company capitalized $46,181 and $33,750 of costs related to the implementation of SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method.

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

     Revenue Recognition

The Company recognizes revenues at the time automatic teller machine fees, credit/debit card advance fees, and check cashing fees are electronically received, or received at the time of the transaction, and therefore does not have receivables from customers.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 2 - Summary of Significant Accounting Policies (cont.)

     Loss Per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued. All options and warrants outstanding at March 31, 2002 and 2001 were anti-dilutive.


NOTE 3 - Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2002, the Company had negative working capital and an accumulated deficit of $1,848,657 and $1,168,907, respectively. Earnings before interest, depreciation and amortization were $76,902 for the period ended March 31, 2002. The Company's ability to continue as a going concern is dependent on conversion of convertible notes payable and/or raising additional capital. Management intends to obtain additional debt and/or equity capital to meet existing and future cash obligations and fund commitments. On March 26, 2002, the Company entered into an Agency Agreement (the "Agreement") with Equity Securities Investments, Inc. ("Equity Securities"). Under the Agreement, Equity Securities shall use its "best efforts" to sell up to 400,000 units of Company common stock at a price of $1.25 per share.
Investors in this offering shall receive a warrant to acquire one quarter share of Company common stock at a price of $1.50 per share. In addition to the above-referenced private placement offering, Equity Securities agreed to assist the Company in converting the convertible notes payable due July 2002 into the Company's common stock. There can be no assurances that sources will be available with regard to the above-referenced offering and conversion of Company notes.


The Company believes the Fidelity Bank note payable will continue to be extended until the lawsuit is settled (Note 8). In addition, management anticipates increasing the number of casino locations they are providing services to and controlling costs and expenses which will generate sufficient cash flows to pay current liabilities, long-term debt and fund the Company's future operations.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 4 - Funding Arrangement

In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.75% at March 31, 2002) or 10%, whichever is greater. At March 31, 2002 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. The Company however does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. Insurance coverage for the funds provided is obtained by the bank and the Company bears the cost. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to funds in the cash machines.


NOTE 5 - Note Payable

On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate is subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at March 31, 2002 and December 31, 2001, was $400,000 and $200,000,
respectively. The proceeds of $400,000 and $200,000 at March 31, 2002 and December 31, 2001 were allocated between the note and the warrants, which were valued using the Black Scholes model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The note may be converted at the lender's sole option.


NOTE 6 - Related Party Transactions

The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at March 31, 2002 and December 31, 2001 was $230,054 and $258,356, respectively, and the notes bear interest at 6%. Interest expense for the period ended March 31, 2002 and 2001 was $4,296 and $2,699, and accrued interest on the notes was $4,296 and $10,570 at March 31, 2002 and December 31, 2001, respectively.


NOTE 7 - Commitments and Contingencies

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

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 8 - Litigation

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company in excess of $413,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank. In the event the Company is unsuccessful in receiving the receivable recorded at March 31, 2002, which amounts to $504,466 based on the filed suit, the write off of this receivable will be material to the results of operations. In addition, the Company is still liable to the bank for the line of credit of $412,186 no matter what the final outcome is on the suit. Although the outcome of any legal action cannot be predicted with certainty, based on representation from the Company's legal counsel and the Company's management, the Company believes it will be successful and, as such, has not recorded any allowance against this amount at March 31, 2002.


NOTE 9 - Stockholders' Deficit

During February 2002, 78,750 warrants were exercised at an exercise price of $1.50. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving shares equal to the difference between the fair value at the date of exercise and $1.50 per share. Shares valued at $134,919 were issued in connection with these warrants during the three months ended March 31, 2002 based on the average market price of common stock for the 10 days prior to when the common shares were issued.

NOTE 10 - Subsequent Event

During April 2002, the Company sold 120,000 shares of common stock at $1.25 per share and issued 30,000 five year warrants at $1.50 per warrant.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

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

     The Company introduced its first credit/debit card cash advance product in August 2000. Since then, its cash advance products have been installed at over 60 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of the Company's software and equipment. As an innovator in the industry, the Company is creating new applications for its cash advance service. The Company assesses customers a fee for each completed transaction, typically between 6%-7%.

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

     The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks,and we retain customer fees from check cashing. The second option is check guarantee. In May 2001, we formed an alliance with Certegy Check Services, Inc., a leading provider of check guarantee services. Under this agreement, the parties intend to integrate existing products into a single platform, develop new products and utilize each other's sales force.

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

               Critical Accounting Policies and Estimates
               ------------------------------------------

     Impairment of Long-Lived Assets

     The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the three months ended March 31, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2002 and 2001, the Company capitalized $46,181 and $33,750 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

     Receivables

     The preparation of the consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of its successful outcome related to our suit filed against an insurance company. Such revisions in our estimates of the potential collectibility of receivables could materially impact our consolidated results of operation and financial position.

Three months ended March 31, 2002, compared to March 31, 2001.
--------------------------------------------------------------

     Revenues for the three months ended March 31, 2002, were $2,749,578, compared to $1,197,956 for the same period in 2001. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the three months ended March 31, 2002, were $2,939,721 compared to $1,057,203 for the same period in 2001. This increase was primarily due to increased commissions paid, credit card processing costs and payroll and related services.

     Interest expense for the three months ended March 31, 2002, was $133,542 compared to $50,987 for the same period in 2001. The increase is a result of the $550,000 in currently outstanding loans Cash Systems, Inc. borrowed during May and July 2001 at an interest rate of 12.5%, amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note in favor of VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Liquidity and Capital Resources.
--------------------------------

     Cash Systems, Inc. had negative working capital of $1,848,657 at March 31, 2002, compared to negative working capital of $1,826,034 on December 31, 2001. Cash was $336,392 at March 31, 2002, representing an increase of $115,027 from the cash of $221,365 at December 31, 2001. The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on our VirtualFund.com, Inc. loan as discussed above, and convertible notes with a face value of $550,000 and payments on its note with Fidelity Bank. With regard to the convertible notes, the principal due in July, 2002, is $550,000, plus interest at 12.5%. The notes are convertible into 440,000 shares of the Company's common stock as defined in the note agreements prior to the scheduled maturity dates. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations,
infrastructure and personnel.   To date Cash Systems, Inc. has funded its
operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, terms loans from financial banking institutions and private placements.

     The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 12 months. The
Company plans to raise additional capital as noted in Note 3 to the financial statements. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

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

                          PART II- OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

     Based on the discovery of a cash shortage from our ATMs, in 2001 the Company entered into a line of credit in the approximate amount of $412,000 with a bank. The line of credit requires interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of the Company, and is due on demand or no later than April, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

     On April 18, 2002, which is subsequent to the period covered by this Report, the Company accepted two subscriptions to purchase a total of 120,000 Units for total gross proceeds of $150,000. Each Unit consisted of one "unregistered" and "restricted" share of our common stock and one-quarter of one warrant to purchase one additional share at a price of $1.50 per share.
We have allocated $50,000 of these proceeds to purchase of equipment, $25,000 to legal fees, and the rest to working capital. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

     None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None; not applicable.

Item 5. Other Information.
        ------------------

     None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
     (a)  Exhibits.

          None; not applicable.

     (b)  Reports on Form 8-K.

          None; not applicable.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CASH SYSTEMS, INC., a Delaware
                                            corporation


Dated: May 15, 2002                          /s/ Craig Potts
      ---------------                       --------------------------
                                            Craig Potts, President and
                                            Chief Executive Officer


Dated: May 15, 2002                          /s/ Christopher Larson
      ---------------                       --------------------------
                                            Christopher Larson
                                            Chief Financial Officer