Form 10QSB
period 2002-06-30
CASH SYSTEMS INC
filed 2002-08-14
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended June 30, 2002.


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

                              12,175,223

                             June 30, 2002

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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                             June 30,            December 31,
                                               2002                  2001
                                            (Unaudited)            (audited)
               ASSETS
CURRENT ASSETS
 Cash                                   $      956,170      $       221,365
 Accounts receivable                            27,137               11,990
 Employee advances                               2,200                    0
 Other current assets                            2,047                4,770
                                        --------------      ---------------
 Total current assets                   $      987,554      $       238,125
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                    961,575              887,925
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                             10,840                4,683
 Other receivable                              505,958              493,030
 Long-term receivable                          231,633              138,816
 Debt issuance costs, net                       76,774              159,327
                                        --------------      ---------------
 Total other Assets                            825,205              795,856
                                        --------------      ---------------
          TOTAL ASSETS                  $    2,774,334      $     1,921,906
                                        ==============      ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of long-term debt      $      615,931      $       877,344
 Current portion of capital lease
 obligations                                     6,795                6,477
 Notes payable-officers                        111,532              258,356
 Accounts payable-trade                        323,484              218,887
 Credit card cash advance fees payable         346,134              290,853
 ATM commissions payable                       249,760              181,771
 Credit card chargebacks payable               380,950              156,441
 Accrued interest                               29,262               40,149
 Other accrued expenses                         50,680               33,881
                                        --------------      ---------------
  Total current liabilities                  2,114,528            2,064,159

LONG-TERM DEBT, NET                            105,475               45,963
CAPITAL LEASE OBLIGATION, NET OF CURRENT
PORTION                                          6,810                9,310
                                        --------------      ---------------
 Total liabilities                           2,226,813            2,119,432
                                        --------------      ---------------
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 2,000,000
 shares authorized, zero shares issued
 and outstanding                                     0                    0
Common stock, par value of $.001, 50,000,000
 shares authorized, 12,175,223 and 11,850,000
 shares issued and outstanding                  12,175               11,850
Additional paid in capital                   1,282,287              208,026
Warrants                                     1,189,938              597,411
Deferred consulting services                   (11,528)             (34,583)
Accumulated deficit                         (1,925,351)            (980,230)
                                        --------------      ---------------
 Total stockholders' Equity (Deficit)          547,521            (197,526)
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    2,774,334      $     1,921,906
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                Three Months Ended       Six Months Ended
                               June 30,    June 30,      June 30,  June 30,
                                 2002       2001          2002       2001
AUTOMATED TELLER MACHINES
COMMISSIONS AND SALES         $ 3,325,793 $ 1,883,604 $ 6,075,371 $ 3,081,560
                              ----------- ----------- ----------- -----------

OPERATING EXPENSES
 Commission                     1,839,804   1,094,023   3,416,806   1,688,319
 Processing costs                 590,462     295,312   1,089,554     426,743
 Armored carrier services          96,632      67,114     163,691     133,107
 Payroll and related services     295,329     140,606     654,880     163,999
 Other                            563,147     344,226     868,127     525,969
 Depreciation and amortization    132,038      60,346     264,075     120,693
                              ----------- ----------- ----------- -----------
  Total operating expenses      3,517,412   2,001,627   6,457,133   3,058,830
                              ----------- ----------- ----------- -----------
  Income (loss) from operations  (191,619)   (118,023)   (381,762)     22,730
                              ----------- ----------- ----------- -----------
OTHER INCOME (EXPENSE)
 Interest expense                (137,733)     39,348    (271,275)    (11,639)
 Warrants issued for debt
  conversions                    (292,804)          0    (292,804)          0
 Interest income                      631         356         720         448
                              ----------- ----------- ----------- -----------
 Total Other Income (Expense)    (429,906)     39,704    (563,359)    (11,191)
                              ----------- ----------- ----------- -----------
NET INCOME (LOSS)             $  (621,525) $  (78,319) $ (945,121) $   11,539
                              =========== =========== =========== ===========

INCOME (LOSS) PER COMMON
 SHARE - BASIC AND DILUTED    $     (0.05) $     0.00 $     (0.08) $     0.00
                              =========== =========== ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC AND DILUTED 11,559,000  10,050,000  11,720,226  10,050,000
                              =========== =========== ===========  ==========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                            Six Months Ended June 30,
                                             2002               2001
                                            (Unaudited)  (Unaudited)
Cash flows from operating activities:
Net income (loss)                           $  (945,121)    $   11,539
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
 Depreciation and amortization                  264,075        120,693
 Compensation expense related to non-employee
 stock options                                   23,055              0
 Compensation expense related to
 exercise of warrants                           134,919              0
 Amortization of original issue discount       149,577              0
 Warrants issued for debt conversions           292,804              0
Changes in operating assets and liabilities:
 Accounts receivable                            (15,147)       (17,803)
 Other receivable                               (12,928)       (19,736)
 Employee advances                               (2,200)        (1,370)
 Other current assets                             9,222         19,332
 Deposits and other                             (12,656)             0
 Long-term receivable                           (92,817)             0
 Accounts payable                               104,596         44,011
 Credit card cash advance fees payable           55,281        183,620
 ATM commissions payable                         67,989        205,392
 Credit card chargebacks payable                224,509        350,680
 Accrued interest                               (10,887)       (27,537)
 Accrued expenses                                16,799        (51,021)
                                            -----------     ----------
  Cash flows from operating activities          251,070        817,800
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment           (255,171)      (148,046)
 Payments received on note receivable                 0            196
 Advances on receivable-related party                 0        (59,642)
                                            -----------     ----------
   Cash flows from investing activities        (255,171)      (207,492)
                                            -----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt and common
 stock warrants                                 200,000        250,000
 Payments on long-term debt                     (75,248)       (84,031)
 Net payments on notes payable - officers      (146,824)      (101,408)
 Payments on capital lease obligations           (2,182)        (2,290)
 Proceeds from issuance of stock, net of
 issuance costs                                 763,160              0
 Payments on deferred financing costs                 0        (30,000)
                                            -----------     ----------
   Cash flows from financing activities         738,906         32,271
                                            -----------     ----------

Increase in cash                                734,805        642,579

Cash, beginning of period                       221,365         96,708
                                            -----------     ----------
Cash, end of period                         $   956,170     $  739,287
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issue discount                          $   164,073     $   49,450
                                            ===========     ==========
  Conversion of notes payable into common
  stock                                     $   425,000     $        0
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2002 AND 2001 (UNAUDITED)

Note 1- Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

Note 2- Summary of Significant Accounting Policies

     Software Development Costs

The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended June 30, 2002 and 2001, the Company capitalized $75,562 and $33,750 of costs related to the implementation of SOP 98-1, respectively, and $121,743 and $67,500 during the six months ended June 30, 2002 and 2001, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

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

     Revenue Recognition

The Company recognizes revenues at the time automatic teller machine fees, credit/debit card advance fees, and check-cashing fees are electronically received at the time of the transaction, therefore does not have receivables from customers.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2002 AND 2001 (UNAUDITED)

Note 2- Summary of Significant Accounting Policies (continued)

     Loss Per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted number of common shares outstanding for the reported period. Diluted loss per common share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued. All options and warrants outstanding at June 30, 2002 and 2001 were anti-dilutive.

Note 3 - Equity

The Company entered into Agency Agreements (the "Agreements") with Equity Securities Investments, Inc. (" Equity Securities") on March 26, 2002 and Emergent Financial Group, Inc. ("Emergent Financial") on April 30, 2002, respectively. Under the Agreements, Equity Securities and Emergent Financial each agreed to use its "best efforts" to sell up to 400,000 units of Company common stock at a price of $1.25 per share. The investors in the offering were to receive a warrant to acquire one-quarter share of Company common stock at a price of $1.50 per share. The Company sold a total of 701,667 units of common
stock for gross proceeds of $877,083.   (See note 7).

Note 4- Funding Arrangement

In February 2000, the Company entered in to an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.75% at June 30, 2002) or 8.5%, whichever is greater. At June 30, 2002 the rate was 8.5%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The bank obtains insurance coverage for the funds provided and the Company bears the cost. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

Note 5- Note Payable

On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate is subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at June 30, 2002 and December 31, 2001, was $324,345 and $200,000,
respectively. The proceeds borrowed were allocated between the note and the warrants, which were valued using the Block Scholes model. The resulting original issue discount, (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The note may be converted at the lender's sole option.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2002 AND 2001 (UNAUDITED)


Note 6- Conversion of Convertible Debt

On March 26, 2002, the Company entered into an Agency Agreement with Equity Securities. Under the Agency Agreement, Equity Securities agreed to assist the Company in converting the convertible notes payable due July 2002 to Company common stock. As of June 30, 2002, $425,000 of such notes titakubg $550,000 had been converted into 340,000 shares of common stock. As an incentive to convert their notes to common stock, the Company issued such investors 127,500 warrants at $1.50 per share through June 2007. The Company valued these warrants at fair market value using the Black Scholes method and recorded an expense of $302,446 for the six months ended June 30, 2002. (See
Note 7).

Note 7- New Financing

As noted in footnotes 3 and 6, the Company was successful in issuing 701,667 units of common stock for gross proceeds of $877,083 and converting convertible debt into common stock during the quarter ended June 30, 2002. As a result of these equity transactions, the Company believes it has enough capital to meet Company requirements. In addition, the Company believes Fidelity Bank will continue to extend their note until the lawsuit is settled (see note 10).

Note 8- Related Party Transactions

The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at June 30, 2002 and December 31, 2001 was $111,532 and $258,356, respectively, and the notes bear interest at 6%. Interest expense for the three months ended June 30, 2002 and 2001 was $3,053 and $2,699, and $7,244 and $5,398 for
the six months ended June 30, 2002 and 2001. Accrued interest on the notes was $7,244 and $10,570 at June 30, 2002 and December 31, 2001, respectively.

Note 9- Commitments and Contingencies

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

Note 10- Litigation

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an armored courier company and insurance company for losses of approximately $413,000 related to cash shortages from the Company's automatic teller machines. The Company and Fidelity Bank believe the loss is attributable to the armor car company. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank. In the event the Company is unsuccessful in receiving the receivable recorded at June 30, 2002, which amounts to $505,958 based on the filed suit, the write off of this receivable will be material to the results of operations. In addition, the Company is still liable to the bank for the line of credit of $412,186 no matter what the final outcome is on the suit. Although the outcome of any legal action cannot be predicted with certainty, based on representation from the Company's legal counsel and the Company's management, the Company believes it will be successful and, as such, has not recorded any allowance against this amount at June 30, 2002.

Note 11   Long-term receivable

The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's check cashing business. The balance at June 20, 2002 and December 31, 2001 was $231,633 and $138,816, respectively, and is non-interest bearing.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2002 AND 2001 (UNAUDITED)


Note 12 - Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

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

               Critical Accounting Policies and Estimates
               ------------------------------------------

     Impairment of Long-Lived Assets

     The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the six months ended June 30, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the six months ended June 30, 2002 and 2001, the Company capitalized $121,743 and $67,500 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

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

Three months ended June 30, 2002, compared to June 30, 2001.
--------------------------------------------------------------

     Revenues for the three months ended June 30, 2002, were $3,325,793, compared to $1,883,604 for the same period in 2001. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the three months ended June 30, 2002, were $3,517,412, compared to $2,001,627 for the same period in 2001. This increase was primarily due to increased commissions paid, credit card processing costs, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants.

     Interest expense for the three months ended June 30, 2002, was ($137,733), compared to $39,348 for the same period in 2001. The increase is a result of the notes that Cash Systems, Inc. issued during May and July 2001 at an interest rate of 12.5%, and the amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note in favor of VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Six months ended June 30, 2002, compared to June 30, 2001.
----------------------------------------------------------

     During the six months ended June 30, 2002, the Company received revenues of $6,075,371, as compared to $3,081,560 for the same period in 2001. This increase is also due to the continued expansion of products and services to additional gaming operations.

     Operating expenses for the six months ended June 30, 2002, were $6,457,133, compared to $3,058,830 for the same period in 2001. Increased commissions paid, credit card processing costs, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants were the principal reasons for this increase.

     During the six month period ended June 30, 2002, interest expense was ($271,275), compared to ($11,639) for the same period in 2001. This increase is also due to amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note in favor of VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Liquidity and Capital Resources.
--------------------------------

     The Company had negative working capital of $1,126,974 at June 30, 2002, compared to negative working capital of $1,826,034 on December 31, 2001. Cash was $956,170 at June 30, 2002, representing an increase of $734,805 from the cash of $221,365 at December 31, 2001. We were able to raise net proceeds of $763,160 through a private placement of 701,667 units during the six months ended June 30, 2002.

     The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on our VirtualFund.com, Inc. loan as discussed above, and payments on its note with Fidelity Bank. As of June 30, 2002, we had converted $425,000 of $550,000 in convertible notes into 340,000 shares of our common stock. As an additional incentive for the conversion, the Company issued to the converting note holders warrants to purchase 127,500 shares of its common stock at a price of $1.50 per share, exercisable through June, 2007.

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

                          PART II- OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

     Based on the discovery of a cash shortage from our ATMs, in 2001 the Company entered into a line of credit in the approximate amount of $412,000 with a bank. The line of credit requires interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of the Company, and is due on demand or no later than March, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

     During the three months ended June 30, 2002, the Company raised gross proceeds of $877,083, and net proceeds of $763,160 after deduction of offering costs, through the sale of 701,667 units at a price of $1.25 per unit. Each unit consisted of one "unregistered" and "restricted" share of the Company's common stock and one-quarter of one warrant to purchase an additional share of common stock at $1.50 per share. The net proceeds of the offering have been allocated to software development and vault cash for check cashing operations.

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

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
     (a)  Exhibits.

          None; not applicable.

     (b)  Reports on Form 8-K.

          Current Report dated June 24, 2002, filed June 24, 2002.

          Current Report dated June 25, 2002, filed July 2, 2002.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CASH SYSTEMS, INC., a Delaware
                                            corporation


Dated: 8/14/02                       /s/ Craig Potts
      ---------------                       --------------------------
                                            Craig Potts, President and
                                            Chief Executive Officer


Dated: 8/14/02                       /s/ Christopher Larson
      ---------------                       --------------------------
                                            Christopher Larson
                                            Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Cash Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Craig Potts, President and Chief Executive Officer and Christopher Larson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: 8/14/02                /s/ Craig Potts
      ----------                    ------------------------
                                    Craig Potts, President and Chief Executive
                                    Officer


Dated: 8/14/02                     /s/ Christopher Larson
      ----------                    ------------------------
                                    Christopher Larson, Chief Financial
                                    Officer