Form 10QSB
period 2002-09-30
CASH SYSTEMS INC
filed 2002-11-13
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended September 30, 2002.


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

                              12,575,195

                           November 12, 2002

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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                           September 30,          December 31,
                                               2002                  2001
                                            (Unaudited)            (audited)
               ASSETS
CURRENT ASSETS
 Cash                                   $      672,154      $       221,365
 Accounts receivable                             2,200               11,990
 Employee advances                               3,602                    0
 Other current assets                           20,082                4,770
                                        --------------      ---------------
 Total current assets                   $      698,038      $       238,125
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                  1,099,817              887,925
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                              6,727                4,683
 Other receivable                              508,939              493,030
 Long-term receivable                          269,718              138,816
 Debt issuance costs, net                       59,734              159,327
                                        --------------      ---------------
 Total other Assets                            845,118              795,856
                                        --------------      ---------------
          TOTAL ASSETS                  $    2,642,973      $     1,921,906
                                        ==============      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Current portion of long-term debt      $      581,714      $       877,344
 Current portion of capital lease
 obligations                                     7,480                6,477
 Notes payable-officers                         57,535              258,356
 Accounts payable-trade                        107,535              218,887
 Credit card cash advance fees payable         361,491              290,853
 ATM commissions payable                       280,352              181,771
 Credit card chargebacks payable               348,721              156,441
 Accrued interest                               26,473               40,149
 Other accrued expenses                         58,561               33,881
                                        --------------      ---------------
  Total current liabilities                  1,829,862            2,064,159

LONG-TERM DEBT, NET                             81,165               45,963
CAPITAL LEASE OBLIGATION, NET OF CURRENT
PORTION                                          3,568                9,310
                                        --------------      ---------------
 Total liabilities                           1,914,595            2,119,432
                                        --------------      ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 2,000,000
 shares authorized, zero shares issued
 and outstanding                                     0                    0
Common stock, par value of $.001, 50,000,000
 shares authorized, 12,529,515 and 11,850,000
 shares issued and outstanding                  12,530               11,850
Additional paid in capital                   1,418,206              208,026
Warrants                                     1,053,665              597,411
Deferred consulting services                         0              (34,583)
Accumulated deficit                         (1,756,023)            (980,230)
                                        --------------      ---------------
 Total stockholders' Equity (Deficit)          728,378            (197,526)
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    2,642,973      $     1,921,906
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                 2002       2001          2002       2001
AUTOMATED TELLER MACHINES
COMMISSIONS AND SALES         $ 4,328,753 $ 2,460,527 $10,404,124 $ 5,542,087
                              ----------- ----------- ----------- -----------

OPERATING EXPENSES
 Commissions                    2,209,126   1,488,038   5,625,932   3,176,357
 Processing costs                 923,074     425,481   2,012,628     852,224
 Armored carrier services          58,386      70,115     222,077     203,222
 Payroll and related services     326,150     162,327     981,030     326,326
 Other                            442,598     295,004   1,310,725     820,973
 Depreciation and amortization    107,799      47,643     371,874     168,336
                              ----------- ----------- ----------- -----------
  Total operating expenses      4,067,133   2,488,608  10,524,266   5,547,438
                              ----------- ----------- ----------- -----------
  Income (loss) from operations   261,620     (28,081)   (120,142)     (5,351)
                              ----------- ----------- ----------- -----------
OTHER INCOME (EXPENSE)
 Interest expense                 (92,919)    (21,161)   (364,194)    (32,800)
 Warrants issued for debt
  conversions                           0           0    (292,804)          0
 Interest income                      627       1,614       1,347       2,062
                              ----------- ----------- ----------- -----------
 Total Other Income (Expense)     (92,292)    (19,547)   (655,651)    (30,738)
                              ----------- ----------- ----------- -----------
NET INCOME (LOSS)             $   169,328 $   (47,628) $ (775,793) $  (36,089)
                              =========== =========== =========== ===========

INCOME (LOSS) PER COMMON
 SHARE - BASIC                $      0.01  $    (0.00)$     (0.07) $    (0.00)
                              =========== =========== ===========  ==========
INCOME (LOSS) PER COMMON
 SHARE - DILUTED              $      0.01  $    (0.00)$     (0.07) $    (0.00)
                              =========== =========== ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC             12,238,973  10,050,000  11,894,575  10,050,000
                              =========== =========== ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -DILUTED           12,631,922  10,050,000  11,894,575  10,050,000
                              =========== =========== ===========  ==========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                          Nine Months Ended September 30,
                                             2002               2001
                                            (Unaudited)  (Unaudited)
Cash flows from operating activities:
Net loss                                    $  (775,793)    $  (36,089)
Adjustments to reconcile net loss
to cash flows from operating activities:
 Depreciation and amortization                  371,874        184,386
 Compensation expense related to non-employee
 stock options                                   34,583              0
 Compensation expense related to
 exercise of warrants                           134,919              0
 Amortization of original issue discount        181,359              0
 Warrants issued for debt conversions           292,804              0
Changes in operating assets and liabilities:
 Accounts receivable                              9,790        (35,465)
 Other receivable                               (15,909)       (47,216)
 Employee advances                               (3,602)        (1,370)
 Other current assets                           (15,312)       (89,408)
 Deposits and other                              (2,043)             0
 Long-term receivable                          (130,902)             0
 Accounts payable                              (111,352)        49,910
 Credit card cash advance fees payable           70,638        208,090
 ATM commissions payable                         98,581        197,630
 Credit card chargebacks payable                192,280        190,299
 Accrued interest                               (13,676)       (27,262)
 Accrued expenses                                24,680        (34,383)
                                            -----------     ----------
  Cash flows from operating activities          342,919        559,122
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment           (484,173)      (238,327)
 Payments received on note receivable                 0          1,764
 Advances on receivable-related party                 0       (249,067)
                                            -----------     ----------
   Cash flows from investing activities        (484,173)      (485,630)
                                            -----------     ----------
Cash flows from financing activities:
 Advances on line of credit-bank                      0         31,000
 Proceeds from long-term debt                     9,000              0
 Proceeds from long-term debt and common
 stock warrants                                 200,000        800,000
 Payments on long-term debt                    (174,557)      (413,845)
 Net payments on notes payable - officers      (200,821)      (193,358)
 Payments on capital lease obligations           (4,739)        (3,714)
 Proceeds from issuance of stock, net of
 issuance costs                                 763,160              0
 Payments on deferred financing costs                 0        (30,000)
                                            -----------     ----------
   Cash flows from financing activities         592,043        190,083
                                            -----------     ----------

Increase in cash                                450,789        263,575

Cash, beginning of period                       221,365         96,708
                                            -----------     ----------
Cash, end of period                         $   672,154     $  360,283
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issued discount                          $   229,026     $   38,901
                                            ===========     ==========
  Conversion of notes payable into common
  stock                                     $   425,000     $        0
                                            ===========     ==========
  Exercise of warrants into common stock    $   136,274     $        0
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

Note 1- Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

Note 2- Summary of Significant Accounting Policies

     Software Development Costs

     The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended September 30, 2002 and 2001, the Company capitalized $71,982 and $51,981 of costs related to the implementation of SOP 98-1, respectively, and $193,726 and $119,481 during the nine months ended September 30, 2002 and 2001, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

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

     Revenue Recognition

     The Company recognizes revenues at the time automatic teller machine fees, credit/debit card advance fees, and check-cashing fees are electronically received at the time of the transaction, and therefore does not have receivables from customers.

     Loss Per Common Share

     Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Weighted average common shares outstanding - diluted include approximately 392,948 dilutive securities for the three months ended September 30, 2002. Dilutive common equivalent shares have not been included in the computation of diluted net income (loss) per share for the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001, because their inclusion would be anti-dilutive.

     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

     Warrants to purchase 50,000 shares of common stock with a weighted average exercise price of $2.40 were outstanding at September 30, 2002 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2002.

     All options and warrants outstanding as of the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001 were anti-dilutive.

Note 3- Equity

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

     The Company entered into an Agency Agreement with Equity Securities on September 6, 2002. Under the Agreement, Equity Securities agreed to use its "best efforts" to sell up to 1,250,000 units of Company common stock at a price of $2.00 per share. Investors in the offering were to receive a five year warrant to acquire one share of Company common stock at a price of $2.50 per share. The Company has not yet sold any units under the offering. There can be no assurance that all or part of this offering will be successful.

Note 4- Funding Arrangement

     In February 2000, the Company entered in to an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines.
The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.75% at September 30, 2002) or 8.5%, whichever is greater. At September 30, 2002 the rate was 8.5%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The bank obtains insurance coverage for the funds provided and the Company bears the cost. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

Note 5- Note Payable

     On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate is subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at September 30, 2002 and December 31, 2001, was $277,225 and $200,000,
respectively. The proceeds borrowed were allocated between the note and the warrants, which were valued using the Black Scholes model. The resulting original issue discount, (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The note may be converted at the lender's sole option.

Note 6- Conversion of Convertible Debt

     On March 26, 2002, the Company entered into an Agency Agreement with Equity Securities. Under the Agency Agreement, Equity Securities agreed to assist the Company in converting the convertible notes due July 2002 to Company common stock. As of September 30, 2002, $425,000 of such notes had been converted into 340,000 shares of common stock. As an incentive to convert their notes to common stock, the Company issued such investors 127,500 warrants at $1.50 per share through June 2007. The Company valued these warrants at fair market value using the Black Scholes method and recorded an expense of $302,446 for the nine months ended September 30, 2002.

Note 7- New Financing Activity

     As noted in footnote 6, the Company was successful in converting convertible debt into common stock during the quarter ended June 30, 2002. As a result of these equity transactions, the Company believes it has enough capital to meet Company requirements. In addition, the Company believes Fidelity Bank will continue to extend their note until the lawsuit is settled (see note 10).

Note 8- Related Party Transactions

     The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at September 30, 2002 and December 31, 2001 was $57,535 and $258,356, respectively, and the notes bear interest at 6%. Interest expense for the three months ended September 30, 2002 and 2001 was $1,275 and $4,999, and $8,519 and $10,397 for the nine months ended September 30, 2002 and 2001. Accrued interest on the notes was $8,519 and $10,570 at September 30, 2002 and December 31, 2001, respectively.

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

Note 10- Litigation

     The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an armored courier company and insurance company for losses of approximately $413,000 related to cash shortages from the Company's automatic teller machines. The Company and Fidelity Bank believe the loss is attributable to the armored car company. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank. In the event the Company is unsuccessful in receiving the receivable recorded at September 30, 2002, which amounts to $508,939 based on the filed suit, the write off of this receivable will be material to the results of operations. In addition, the Company is still liable to the bank for the line of credit of $412,186 no matter what the final outcome is on the suit. Although the outcome of any legal action cannot be predicted with certainty, based on representation from the Company's legal counsel and the Company's management, the Company believes it will be successful and, as such, has not recorded any allowance against this amount at September 30, 2002.

Note 11- Long-term receivable

     The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's check cashing business. The balance at September 30, 2002 and December 31, 2001 was $269,718 and $138,816,
respectively, and is non-interest bearing.

Note 12- Recently Issued Accounting Pronouncement

     In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's consolidated financial position or results of operations.

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

     The Company introduced its first credit/debit card cash advance product in August 2000. Since then, its cash advance products have been installed at over 80 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of the Company's software and equipment. As an innovator in the industry, the Company is creating new applications for its cash advance service. The Company assesses customers a fee for each completed transaction, typically between 6%-7%.

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

Critical Accounting Policies and Estimates
------------------------------------------

     Impairment of Long-Lived Assets

     The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the nine months ended September 30, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the nine months ended September 30, 2002 and 2001, the Company capitalized $193,726 and $119,481 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

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

Three months ended September 30, 2002, compared to September 30, 2001.
----------------------------------------------------------------------

     Revenues for the three months ended September 30, 2002, were $4,328,753, compared to $2,460,527 for the same period in 2001. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the three months ended September 30, 2002, were $4,067,133, compared to $2,488,608 for the same period in 2001. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid and credit card processing costs, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants.

     Interest expense for the three months ended September 30, 2002, was $92,919, compared to $21,161 for the same period in 2001. The increase is a result of the notes that the Company issued during May and July 2001 at an interest rate of 12.5%, and the amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note with VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Nine months ended September 30, 2002, compared to September 30, 2001.
---------------------------------------------------------------------

     During the nine months ended September 30, 2002, the Company received revenues of $10,404,124, as compared to $5,542,087 for the same period in 2001. This increase is also due to the continued expansion of products and services to additional gaming operations.

     Operating expenses for the nine months ended September 30, 2002, were $10,524,266, compared to $5,547,438 for the same period in 2001. Increased commissions paid, credit card processing costs, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants were the principal reasons for this increase.

     During the nine month period ended September 30, 2002, interest expense was $364,194, compared to $32,800 for the same period in 2001. This increase is also due to amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note in favor of VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Liquidity and Capital Resources.
--------------------------------

     The Company had negative working capital of $1,131,824 at September 30, 2002, compared to negative working capital of $1,826,034 on December 31, 2001. Cash was $672,154 at September 30, 2002, representing an increase of $450,789 from the cash of $221,365 at December 31, 2001. We were able to raise net proceeds of $763,160 through a private placement of 701,667 units during the nine months ended September 30, 2002.

     The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on our VirtualFund.com, Inc. loan as discussed above, and payments on its note with Fidelity Bank. As of September 30, 2002, we had converted $425,000 of $550,000 in convertible notes into 340,000 shares of our common stock. As an additional incentive for the conversion, the Company issued to the converting note holders warrants to purchase 127,500 shares of its common stock at a price of $1.50 per share, exercisable through June, 2007.

     Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. To date Cash Systems, Inc. has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, term loans from financial banking institutions and private placements.

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

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, Certegy and Cash Data, Inc., and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 3. Controls and Procedures.
        ------------------------

     (a) Within the 90-day period prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

     Dunbar Armored, Inc. has asserted a counterclaim against the Company in the amount of $32,600. In addition, St. Paul Mercury has asserted a subrogation claim against the Company and Dunbar Armored, Inc. The Company believes, based upon the advice of counsel, that it has meritorious defenses with respect to such claims. These proceedings are currently in the discovery stage.

     Except for this lawsuit, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

Item 2. Changes in Securities.
        ----------------------

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the quarterly period ended September 30, 2002, and since then, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares (1) Consideration
-------------            --------       ------     -------------

Private placement        7-26-02          701,667  $877,083.75
investors

Convertible note         7-26-02          340,000  Conversion of convertible
holders                                            notes

Joseph A. Geraci, II     8-22-02           54,292  Cashless exercise of
                                                   warrants

Six investors            9-26-02          300,000  Settlement of dispute over
                                                   canceled shares (1)

Four investors           10-3-02           40,680  Exercise of warrant


     (1) During the three months ended September 30, 2002, the Company canceled 771,513 shares of common stock that were subject to a Stock Escrow Agreement as part of its October 12, 2001 reorganization with Unistone, Inc. The Company subsequently issued 300,000 shares of common stock to the parties whose shares were subject to the Stock Escrow Agreement and previously canceled.

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

                                            CASH SYSTEMS, INC., a Delaware
                                            corporation


Dated: 11-12-02                              /s/ Craig Potts
      ---------------                       --------------------------
                                            Craig Potts, President and
                                            Chief Executive Officer


Dated: 11-12-02                              /s/ Christopher Larson
      ---------------                       --------------------------
                                            Christopher Larson
                                            Chief Financial Officer

                          CERTIFICATIONS

     I, Craig Potts, Chief Executive Officer of Cash Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cash Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 11-12-02                      Signature: /s/ Craig Potts
       --------                                 ---------------
                                     Craig Potts
                                     Chief Executive Officer

                         CERTIFICATION

     I, Christopher Larson, Chief Financial Officer of Cash Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cash Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  11-12-02                     Signature: /s/ Christopher Larson
                                                ----------------------
                                     Christopher Larson
                                     Chief Financial Officer