Form 10QSB/A
period 2002-09-30
CASH SYSTEMS INC
filed 2002-11-14
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB-A1

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

          This first amended Quarterly Report on Form 10-QSB is filed for the sole purpose of filing the attached Certification Pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from the previous filing.

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Cash Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Craig Potts, President and Chief Executive Officer and Christopher Larson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: 11-13-02                      /s/ Craig Potts
      ----------                    ------------------------
                                    Craig Potts, President and Chief Executive
                                    Officer


Dated: 11-13-02                      /s/ Christopher Larson
      ----------                    ------------------------
                                    Christopher Larson, Chief Financial
                                    Officer