Form 10KSB
period 2002-12-31
CASH SYSTEMS INC
filed 2003-04-15
CIK 861050

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  0-18317
                                            ---------

                              CASH SYSTEMS, INC.
                              ------------------
              (Name of Small Business Issuer in its Charter)

        DELAWARE                                         87-0398535
        --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Incorporation or
    organization)                                       Employer I.D No.)

                      3201 West County Road 42, Suite 106
                         Burnsville, Minnesota  55306
                         ----------------------------
                   (Address of Principal Executive Office)

      Issuer's Telephone Number, Including Area Code:  (952) 895-8399


                                  N/A
                                  ---
     (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2002 - $15,347,357.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 26, 2003: $3,110.11. There are approximately 3,110,109 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 26, 2003

                                12,657,695

                     DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Report.

     Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Cash Systems Inc., a Delaware corporation formerly known as "Unistone, Inc." (the "Company") through the calendar year ended December 31, 2001, see its Annual Reports on Form 10-KSB for the calendar years ended December 31, 2000, and 2001, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. These Annual Reports may be reviewed at the Commission's web site: www.sec.gov. See the Exhibit Index,
Part III, Item 13 of this Report.

Business.
---------

     Since the Company's acquisition of Cash Systems, Inc., a Minnesota corporation ("CS"), in October, 2001, as described in our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, our operations have been those of CS. CS is our wholly-owned subsidiary. Since its founding in 1997, CS has grown from a regional ATM company to a national provider of cash access services to the gaming and retail industries. Our products include credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services"). Presently, our Cash Access Services are utilized at over 200 gaming and retail locations nationwide.

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

     Credit/Debit Card Cash Advance. In August 2000, we introduced our first credit/debit card cash advance ("CCCA") product. Since then, our CCCA products have been installed at over 90 casinos. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

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



     We feel that we have a competitive edge for several reasons. First, our casino clients are able to access, on a daily basis, player tracking and other valuable information from the Company's website. We collect this data when a customer uses our CCCA product. This data will be available the following day, thereby allowing casinos to make more timely, well-informed marketing decisions. Our competitors provide this information monthly. Second, we feel that our CCCA products are easier to use for cage personnel. We provide casinos with two options with respect to cage equipment: a PC-based system and one using Hypercom terminals. Unique features of our PC systems are color, touch-screen monitors, driver's license swipe and integration with Certegy's check guarantee platform. Both CCCA systems contain the driver's license swipe feature described above, which makes the cashier's job easier. Third, we believe the Company has the ability to develop and implement new CCCA products faster than our competitors. This is crucial in order to gain an increased share of the CCCA market.

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

     The ATM services referenced above are not unique. However, the Company now offers an "All-in-1 ATM" that integrates its CCCA software into a single machine. This will enhance the Company's ability to obtain a greater share of the gaming market because it will generate more dollars to the gaming floor.

     Check Cashing. The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 75 casinos utilizing the services of a full service check cashing vendor. We believe we have an advantage over others in the full service market due to our relationship with Certegy, which is described in more detail below. The advantage results from use of Certegy's check verification system, which we believe is unparalleled in the industry. In the gaming environment, Certegy has increased check cashing volume by significant amounts and reduced the volume and amount of returned checks. Also, checks are cashed in less time than our competitors. This means greater profitability for CS and its casino clients, as well as increased customer satisfaction.

     The second option is check guarantee. In May 2001, we formed an alliance with Certegy. Under this agreement, the parties intend to integrate existing products into a single platform, develop new products and utilize each other's sales force. Also, there is a revenue sharing provision in the Certegy agreement.

Management.
-----------

     The current officers of the Company include Craig Potts, its founder, President and CEO, and Christopher Larson, its Chief Financial Officer. Mr. Potts has been in the cash access industry for approximately 10 years. He has been instrumental in product development and obtaining new clients. Mr. Larson is a Certified Public Accountant. Prior to joining CS in 1999, Mr. Larson represented several automotive retail clients in tax and accounting matters.

Objectives.
-----------

     Our goal is to gain a larger share of the casino Cash Access industry and to develop products both inside and outside the gaming environment.

     Obtain Greater Casino Market Share. In order to increase market share in gaming, we must continue to develop our Cash Access products, relationships with business partners such as Certegy and our sales force. With regard to new Cash Access products, the Company has created a wireless credit/debit card cash advance application, a PC-based credit/debit card cash advance application and an ATM that integrates credit/debit card cash advance features.

     The Company is in its 23rd month of a Joint Marketing Agreement with Certegy and has seen positive results. New casino clients have been added due to the efforts of Certegy's sales personnel.

Capital Requirements.
---------------------

     With the Company's business model, there are three areas requiring significant amounts of capital: (i) full service check cashing operations;
(ii) the purchase of equipment; and (iii) product development. In order to meet these needs, we intend to seek both equity and debt financing. With regard to equity financing, the Company has recently engaged Orion Financial Corp. to assist in the procurement of equity and/or mezzanine financing. There can be no assurances that we will raise these funds. See the heading "Subsequent Events," below.

The Casino Gaming Market.
-------------------------

     Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has been legalized in numerous states, including on land-based casinos on Indian lands and elsewhere, and on riverboats and dockside casinos. The growth in gaming has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity.

     The geographic expansion of casino gaming is not expected to continue at the rate experienced in recent years. In particular, we believe that the number of states which permit gaming on Native American land will not increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming.

     The expansion of casino gaming has generated a corresponding demand for ancillary services, including cash access services in casinos. While some casino operators provide such services directly, most casino cash access services are provided by third parties pursuant to contracts with the casino operator. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. In some cases, however, the casino operator may view such services as a potential profit center separate from the gaming operations.

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

     Customer Profile.
     -----------------

     As mentioned above, there are no boundaries when identifying potential casino customers. We have the ability to process CCCA transactions all over the world. In the near future, we will focus our marketing efforts on Native American, Las Vegas and other commercial properties, and riverboats. The following are some of our clients as of March 26, 2003:

     Akwesasne Mohawk Casino, Hogansburg, NY (NACS)
     Alton Belle Casino, Alton, IL
     Augustine Casino, Coachella, CA (NACS)
     Autotote Enterprises, Inc., New Haven, CT
     Belle of Sioux City, Sioux City, IA
     Brass Ass Casino, Cripple Creek, CO
     Camel Rock Casino, Santa Fe, NM
     Cannery Casino, Las Vegas, NV
     Casino Omaha, Onawa, IA
     Celebrity Casino, WA
     Colorado Central Station Casino, Blackhawk, CO
     Colorado Grande Casino, Cripple Creek, CO
     Creek Nation Muskogee Bingo, Muskogee, OK
     Creekers Gaming Hall, Cripple Creek, CO
     Crystal Palace Casino, Bahamas
     Dancing Eagle Casino, Albuquerque, NM
     DeJope Bingo & Casino, WI (Cash Data, Inc.)
     Diamond Jim's Casino, Rosamond, CA
     Double Eagle Casino, Cripple Creek, CO
     Dover Downs, Dover, DE
     Easy Street Casino, Central City, CO
     Famous Bonanza Casino, Central City, CO
     Fiesta Sports Lounge & Casino, Richland, WA
     Frontier Hotel & Casino, Las Vegas, NV
     Gold Digger's Casino, Cripple Creek, CO
     Gold Rush Hotel & Casino, Cripple Creek, CO
     Golden Eagle Casino, Horton, KS
     Grand Casino Coushatta, Kinder, LA (Cash Data, Inc.)
     Grand Portage Casino, Grand Portage, MN
     Hickock's Saloon, Deadwood, SD
     Ho-Chunk Casino, Baraboo, WI (Cash Data, Inc.)
     Hole in the Wall Casino, Danbury, WI (Chippewa Check Services, Inc.) Hollywood Casino, Aurora, IL
     Jackpot Junction Casino, Morton, MN
     Jackson Rancheria Casino, Jackson, CA (NACS)
     J.P. McGills Casino, Cripple Creek, CO
     Klondike Casino, Las Vegas, NV
     Klondike Casino, Henderson, NV
     Lac Vieux Desert Casino, Watersmeet, MI
     Laguna Casino, Albuquerque, NM
     Little Turtle Hertel Express, Hertel, WI (Chippewa Check Services, Inc.) Majestic Pines Casino, Black River Falls, WI (Cash Data, Inc.)
     Midnight Rose Casino, Cripple Creek, CO
     Northern Lights Casino, Walker, MN
     Northfield Park, Northfield, OH
     Paiute Palace, Bishop, CA
     Palace Casino Hotel, Cass Lake, MN
     Parker's Casino, Shoreline, WA
     Prairie Meadows Racetrack & Casino, Altoona, IA
     Rampart Casino, Las Vegas, NV
     Rainbow Casino, WI (Cash Data, Inc.)
     Sac & Fox Casino, Powhattan, KS
     Seminole Casino, Seminole, OK
     Seven Clans Casinos, Red Lake, Thief River Falls and Warroad, MN Speaking Rock Casino, El Paso, TX
     St. Croix Casino, Turtle Lake, WI (Chippewa Check Services, Inc.)
     Tampa Bay Downs, Tampa, FL
     Uncle Sam's Casino, Cripple Creek, CO
     White Oak Casino, Deer River, MN
     WinnaVegas Casino, Sloan, IA
     Win-River Casino, Redding, CA

     We also provide Cash Access services to vendors who themselves contract directly with casinos for such services. Such clients include Chex Services, Inc. (d/b/a FastFunds), Cash-Data, Inc. (d/b/a BankPlus), Chippewa Check Services, Inc., and Native American Cash Systems, Inc. (NACS), as indicated above.

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


     We are providing ATM and CCCA services to Cash Data, Inc. at the Ho-Chunk Nation casinos without an existing written contract, but have an ongoing relationship that should continue in the foreseeable future. Although we would see a significant reduction in revenue if our relationship with Cash Data, Inc. were terminated, we do not expect that this will happen in the near future.

     Government Regulation.
     ----------------------

     Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from the appropriate state agencies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State agencies have extensive discretion to deny or revoke licenses. We have obtained the necessary licenses and bonds to do business with the casinos where we currently operate, and will be subject to similar licensing requirements as we expand our operations into other jurisdictions.

     As part of our application for licenses and permits, members of our board of directors, our officers, key employees and stockholders holding five percent or more of our stock must submit to a personal background check. This process can be time consuming and intrusive. If an individual is unwilling to provide this background information or is unsatisfactory to a licensing authority, we must have a mechanism for making the necessary changes in management or stock ownership before beginning the application process.

     In order to address this issue, at our annual meeting of stockholders, we adopted Amended and Restated Bylaws (the "Amended Bylaws"). The stockholder meeting was held on January 2, 2003, which is subsequent to the period covered by this Report. The Amended Bylaws contain an Article VIII, which is entitled "Gaming License Matters." Article VIII, Section 1 provides that no person may become the beneficial owner of five percent or more of any class or series of the Company's capital stock unless that person agrees in writing to:

     * provide to the relevant gaming authorities such information about himself or herself as the authorities may require;

     * respond to written or oral questions that the gaming authorities may propound; and

     * consent to the performance of any background check that the gaming authorities may require, including the investigation of any criminal record.

     If a holder of five percent or more of our common stock does not agree to these requirements, Article VIII, Section 2 of the Amended Bylaws provides for us to redeem all or a portion of that person's shares by paying fair market value for the shares after giving the holder 30 days' notice of such redemption. The redemption price may be paid, at the discretion of the Board of Directors, in cash or securities having a fair market value equal to the value of the common stock being redeemed. Management believes that this procedure will give us flexibility to ensure compliance with the background check requirements of the jurisdictions in which we may seek gaming licenses. A copy of the Amended Bylaws is attached hereto and is incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

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

Competition.
------------

     We have focused to a large extent on providing Cash Access Services to the gaming industry. In the Cash Access Services market, we compete primarily with Global Cash Access, Comerica Bank and Game Financial Corporation. It is possible that new competitors may engage in Cash Access Services, some of which may have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

Employees.
----------

     Our executive offices are based in Burnsville, Minnesota, where we currently employ approximately 15 people; we employ approximately 75 people in total. We intend to expand significantly in 2003 and will actively seek, among others, full time customer support, accounting personnel and administrative staff to be based in Burnsville, Minnesota.

Subsequent Events.
------------------

     On February 20, 2003, which is after the period covered by this Report, we entered into an agreement with Orion Financial Corp. ("Orion"). Under the agreement, Orion agreed to assist the Company in obtaining equity and/or mezzanine financing on a "best efforts" basis. In exchange, we agreed to pay Orion a retainer of $5,000 per month and a success fee of 7-1/2% of the amount of financing raised and a warrant to purchase 100,000 shares of our common stock for $1.50 per share. In addition, if a majority interest in the Company is sold during the term of the agreement (or within 24 months of the termination of the agreement if the purchasing party is one with whom Orion had discussions during the term of the agreement), Orion will be entitled to a fee of the lesser of 4% of the aggregate purchase price or $400,000. The term of the agreement is three months, with either party able to terminate the agreement thereafter upon 30 days' written notice. As of the date of this Report, Orion has not raised any money for the Company. A copy of the agreement is attached hereto and incorporated herein by reference. See the
Exhibit Index, Part III, Item 13 of this Report.

Item 2.  Description of Property.
         ------------------------

     We currently lease premises at 3201 West County Road, Suite 106, Burnsville, Minnesota, of approximately 4,000 square feet of administrative and research and development space. We believe this space is adequate for any future growth we may experience.

Item 3.  Legal Proceedings.
         ------------------

     Based on the discovery of a cash shortage from our ATMs, in 2001 the Company entered into a line of credit in the approximate amount of $412,000 with a bank. The line of credit requires interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of the Company, and is due on demand or no later than August, 2003.

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

     On January 2, 2003, which is subsequent to the period covered by this Report, the Company held its annual meeting of stockholders.

     At the annual meeting, Craig Potts and Christopher Larson were elected to serve on the Board of Directors until the next annual meeting of the stockholders of the Company or the election and qualification of their successors.


     In addition, the stockholders voted to amend the Company's Bylaws to increase the number of directors from three to up to 21 and to require that any stockholder before owning 5% or more of the Company's common stock agree, in writing, to cooperate with us in obtaining required gaming licenses. The purposes of these amendments were to give us the flexibility to elect to the Board a larger, more diverse group of people whose services will benefit the Company and its stockholders, and to facilitate the license application process.

     The stockholders also voted to ratify the appointment of Virchow, Krause & Company, LLP, as the Company's independent accountants for the fiscal year ending December 31, 2002, and to approve our 2001 Stock Option Plan.

     Each of these matters was approved by the holders of 9,685,929 shares of our common stock, representing approximately 77% of our outstanding shares, with no shares voting against and none abstaining.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There is no "established trading market" for shares of the Company's common stock. The Company's common stock was approved for quotations on the OTC Bulletin Board of the NASD on March 15, 2001. Our common stock is currently quoted under the symbol "CSHS."

     The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar years ended December 31, 2001 and 2002, is shown below. Prices are inter-dealer quotations as reported by Pink Sheets, LLC (formerly known as the "National Quotation Bureau") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS
                                                    BID
Quarter or period ended:                   High               Low
------------------------                   ----               ---

March 16, 2001, through                    Unpriced          Unpriced
March 31, 2001

June 30, 2001                              0.10              0.05

July 23, 2001                              0.09              0.09

September 30, 2001*                        0.10              0.05

December 31, 2001*                         2.20              0.10

March 31, 2002*                            1.50              1.50

June 30, 2002*                             1.50              0.55

September 30, 2002*                        2.25              0.55

December 31, 2002*                         3.50              1.01


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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 181. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the past three calendar years, and since then, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares (1) Consideration
-------------            --------       ------     -------------

Jenson Services, Inc.    9-21-99        3,000,000  $6,000

Stockholders of Cash    10-17-01       10,550,000  All of the common stock
Systems, Inc.                                      of Cash Systems, Inc.


Corporate Capital       11-27-01          200,000  Conversion of promissory
Management                                         note

10 investors             3-19-02           55,069  Cashless exercise of 78,750
                                                   warrants

Private placement        7-26-02          701,667  $877,083.75, commissions
investors                                          paid of $114,020.83 (2)

Convertible note         7-26-02          340,000  Conversion of convertible
holders                                            notes

Joseph A. Geraci, II     8-22-02           54,292  Exercise of warrants

Six investors            9-26-02          300,000  Settlement of dispute over
                                                   canceled shares

Four investors           10-3-02           40,680  Exercise of warrant

David Ashfeld           10-22-02            5,000  Conversion of convertible
                                                   note

Convertible note        11-13-02           25,000  Conversion of convertible
holders                                            notes

Four investors           1-31-03           57,500  $115,000


     (1) All figures herein reflect a reverse split of the Company's common stock in the ratio of two shares to one, effective July 24, 2001.

     (2) We paid to the placement agent a commission of 10% of the gross proceeds of this offering, together with an unaccountable expense allowance of 3% of the gross proceeds.

     We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

     The following table sets forth certain information regarding our equity compensation plan as of December 31, 2002. (1)


            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity
compen-
sation
plans
approved
by
security
holders          415,000                  $1.28                    585,000


Equity
compen-
sation
plans not
approved
by
security
holders          805,504                  $1.63                    N/A
                 -------                  -----                    ---

Total          1,220,504                  $1.51                    585,000
               =========                  =====                    =======

     (1) Stock option plan was approved at the annual stockholders' meeting on January 2, 2003, and these options are being classified as approved as of December 31, 2002.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     The following disclosure should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

     OVERVIEW

     The Company is a provider of cash access services to the gaming and retail industries. The Company's products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.


     The Company introduced its first credit/debit card cash advance product in August 2000. Since then, its cash advance products have been installed at over 90 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of the Company's software and equipment. As an innovator in the industry, the Company is creating new applications for its cash advance service. The Company assesses customers a fee for each completed transaction, typically between 6%-7%.

     The Company has recently introduced a PC-based cash advance application that has several unique features, such as color, flat-screen monitors, driver's license swipe and Certegy's check guarantee software.

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

     Year ended December 31, 2002 compared to December 31, 2001.
     -----------------------------------------------------------

     Revenues for the year ended December 31, 2002 were $15,347,357 compared to $8,101,432 for the same period in 2001. The sources of our 2002 revenues were as follows: $9,565,386 from Credit Card Advance Commissions, $5,093,677 from ATM sales and commissions, and $688,294 from check cashing commissions. The sources of our 2001 revenues were as follows: $4,582,417 from Credit Card Advance Commissions and $3,519,015 from ATM sales and commissions.

     The increase in revenues relates to the continued expansion of products and services to additional gaming operations. The Company's ability to continue the present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the year ending December 31, 2002 were $15,862,257 compared to $8,375,047 for 2001. The $7,487,210 increase in operating expenses was primarily due to the increased commissions, credit card processing costs and armored carrier services of $5,292,293 as a direct result of an increase in revenues of $7,466,457.

     This increase in operating expenses also includes $1,092,347 of non-cash expenses derived from issuance of warrants for converting debt ($346,775), compensation expense related to warrants and options ($209,416) and depreciation and amortization ($536,156).

     Interest expense for the year ending December 31, 2002 was $457,976 compared to $509,744 for 2001. The decrease is due to the conversion of debt and continued amortization of the original issue discount.

                        Recent Accounting Pronouncements
                        --------------------------------

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.

                         Critical Accounting Policies
                         ----------------------------

     Impairment of Long-Lived Assets
     -------------------------------

     The Company's long-lived assets include property, equipment and computer software. At December 31, 2002, the Company had net property and equipment of $1,211,737 which represents approximately 38.5% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the years ended December 31, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs
     --------------------------------------

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2002 and 2001, the Company capitalized $262,194 and $101,137 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

     Receivables
     -----------

     The preparation of the consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of its successful outcome related to our suit filed against an insurance company. Our receivable balance (other receivable and long-term receivable) was $687,476, net of allowance for doubtful accounts of $0 as of December 31, 2002 (approximately 22% of total assets). Such revisions in our estimates of the potential collectiblity of receivables could materially impact our consolidated results of operation and financial position.

     Liquidity and Capital Resources.
     --------------------------------

       Cash was $1,094,247 at December 31, 2002, representing an increase of $872,882 from the cash of $221,365 at December 31, 2001. The Company's principal commitments consist of a long-term lease for its corporate facilities and payments on the bank note referenced in Part I, Item 1. Of the convertible notes totaling $750,000 issued by the Company in 2001, $37,500 remained unpaid at December 31, 2002, and $25,000 is unpaid at April 1, 2003. The balance has either been converted to common stock or repaid. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures of approximately $600,000 for the year ending December 31, 2003, consistent with its anticipated growth in operations, infrastructure and personnel. To date, the Company has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, terms loans from financial banking institutions and private placements of convertible notes.

     The Company anticipates that it will continue to experience growth in its income and expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 12 months. The Company plans to raise additional capital. On February 20, 2003, Orion Financial Corp. and the Company entered into an agreement calling for Orion to assist the Company in procuring equity and/or mezzanine financing. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. In addition, the Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

     Disclosures about Contractual Obligations and Commercial Commitments.
     ---------------------------------------------------------------------

     The following summarizes our contractual obligations at December 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:


                    Total        1 year or less     1-3 years     Over 3 years
                    -----        --------------     ---------     ------------

Long-term debt      $  804,326   $  786,742         $17,584       $    0

Capital lease
 obligations            10,477        8,980           1,497            0

Note payable -
 officers              101,646      101,646               0            0

Operating leases       111,673       59,030          48,458        4,185
                       -------       ------          ------        -----

Total               $1,028,122   $  956,398         $67,539       $4,185
                     =========      =======          ======        =====


     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, Certegy and Cash Data, and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 7.  Consolidated Financial Statements.
         ----------------------------------

                     CASH SYSTEMS, INC. AND SUBSIDIARIES
                            Burnsville, Minnesota
                          December 31, 2002 and 2001


                        CONSOLIDATED FINANCIAL STATEMENTS
                      Including Independent Auditors' Report

                     CASH SYSTEMS, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

Independent Auditors' Report                                               1

Financial Statements

     Consolidated Balance Sheets                                           2

     Consolidated Statements of Operations                                 3

     Consolidated Statements of Stockholders' Equity (Deficit)         4 - 5

     Consolidated Statements of Cash Flows                                 6

     Notes to Consolidated Financial Statements                       7 - 19

                        INDEPENDENT AUDITORS' REPORT

Audit Committee, Stockholders and Board of Directors
Cash Systems, Inc. and subsidiaries
Burnsville, Minnesota

We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cash Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 4, 2003

                     CASH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001

                             ASSETS

                                                2002            2001


CURRENT ASSETS

     Cash                                    $  1,094,247    $      221,365

     Accounts receivable                            2,000            11,990

     Employee advances                              1,002                -

     Other current assets                          80,570             4,770
                                                   ------             -----

     Total Current Assets                       1,177,819           238,125
                                                ---------           -------

 PROPERTY AND EQUIPMENT, NET                    1,211,737           887,925
                                                ---------           -------

 OTHER ASSETS

     Deposits and other                            25,203             4,683

     Other receivable                             516,583           493,030

     Long-term receivable                         170,893           138,816

     Debt issuance costs, net                      46,228           159,327
                                                   ------           -------

     Total Other Assets                           758,907           795,856
                                                  -------           -------

       TOTAL ASSETS                          $  3,148,463    $    1,921,906
                                                =========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES

     Current portion of long-term debt       $    665,062    $      877,344

     Current portion of capital
      lease obligations                             7,849             6,477

     Note payable - officers                      101,646           258,356

     Accounts payable - trade                     262,074           218,887

     Credit card cash advance fees payable        640,434           290,853

     ATM commissions payable                      304,692           181,771

     Credit card chargebacks payable              365,210           156,441

     Accrued interest                              27,690            40,149

     Other accrued expenses                        62,691            33,881
                                                   ------            ------

     Total Current Liabilities                  2,437,348         2,064,159

LONG-TERM DEBT, NET                                17,598            45,963

CAPITAL LEASE OBLIGATIONS,
   NET OF CURRENT PORTION                           1,462             9,310
                                                    -----             -----

    Total Liabilities                           2,456,408         2,119,432
                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, no par value,
     2,000,000 shares authorized, 0 shares
     issued and outstanding                            -                 -

     Common stock, par value of $0.001,
     50,000,000 shares authorized,
     12,600,195 and 11,850,000 shares issued
     and outstanding                               12,600            11,850

     Additional paid-in capital                 1,409,421           208,026

     Warrants                                   1,341,057           597,411

     Deferred consulting services                (119,742)          (34,583)

     Accumulated deficit                       (1,951,281)         (980,230)
                                               -----------         ---------

       Total Stockholders' Equity (Deficit)       692,055          (197,526)
                                                  -------          ---------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                   $  3,148,463    $    1,921,906
                                                =========         =========


         See accompanying notes to consolidated financial statements.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years Ended December 31, 2002 and 2001


                                        2002                   2001
                                    Amount   Percent     Amount   Percent


 COMMISSIONS ON CASH ADVANCES
  AND AUTOMATED TELLER MACHINES   $15,347,357    100.0   $ 8,101,432  100.0

 OPERATING EXPENSES

  Commissions                       8,386,985     54.6     4,625,116   57.1

  Processing costs                  2,946,886     19.2     1,518,819   18.7

  Armored carrier services            346,564      2.3       244,207    3.0

  Payroll and related taxes         1,257,824      8.2       512,389    6.3

  Warrants issued for
  debt conversions                    346,775      2.3            -       -

  Compensation expense related
   to warrant and options             209,416      1.4        57,638    0.7

  Other                             1,831,651     11.9     1,042,624   12.9

  Depreciation and amortization       536,156      3.5       374,254    4.6
                                      -------      ---       -------    ---

    Total Operating Expenses       15,862,257    103.4     8,375,047  103.4
                                   ----------    -----     ---------  -----

     Loss from Operations            (514,900)    (3.4)     (273,615)  (3.4)
                                     ---------    -----     ---------  -----

 OTHER INCOME (EXPENSE)

     Interest expense                (242,250)    (1.6)     (245,527)  (3.0)

     Amortization of original
      issue discount                 (215,726)    (1.4)     (264,217)  (3.3)

     Interest income                    1,825      0.1         2,520    0.0

     Gain on sale of equipment             -         -         4,749    0.1

     Total  Other Income (Expense)   (456,151)    (2.9)     (502,475)  (6.2)

     NET LOSS                     $  (971,051)    (6.3)  $  (776,090)  (9.6)

     LOSS PER COMMON SHARES
     - BASIC AND DILUTED          $     (0.08)           $     (0.07)

     WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     - BASIC AND DILUTED           12,070,113             10,537,671


           See accompanying notes to consolidated financial statements.


                   CASH SYSTEMS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 2002 and 2001

                                               Additional
                          Common Stock          Paid-in
                     Shares         Amount      Capital         Warrants

BALANCES,
December 31, 2000       10,050,000     $ 10,050    $   2,061      $       -

 Deferred consulting
  services related
  to stock options
  issued to non
  -employee                     -            -        92,220              -

 Deferred compensation
  expense                       -            -            -               -

 Warrants issued in
  connection with
  notes payable                 -            -            -          524,766

 Warrants issued for
  debt issuance costs           -            -            -           72,645

 Conversion of note
  payable into common
  stock                    200,000          200      249,800              -

 Unistone
  reorganization         1,100,000        1,100           -               -

 Costs associated with
  reorganization                -            -      (135,555)             -

 Shares issued in
 lieu of cash for
 reorganization services   500,000          500         (500)             -

  Net loss                      -            -            -               -
                            -----        -----        -----           -----

BALANCES,
December 31, 2001       11,850,000       11,850      208,026         597,411

 Warrants issued in
  connection with

  notes payable                 -            -            -           76,844

 Deferred compensation
  expense                       -            -            -               -

 Exercise of warrants       94,972           95      138,212        (136,273)

 Cashless exercise
  of warrants               55,069           55      134,864              -

 Cancellation of
  escrow shares with
  Corporate Capital
  Management              (471,513)        (472)         472              -

 Issuance of common
  stock, net of
  expenses of
  $114,021                 701,667          702      762,361              -

 Conversion of notes
  payable into
  common stock             370,000          370      462,130              -

 Warrants issued in
  connection with
  conversion of notes
  payable into common
  stock                         -            -            -          346,775

 Warrants issued in
  connection with
  equity financing              -            -      (456,300)        456,300

 Deferred consulting
  services related to
  stock option issued
  to non-employee               -            -       159,656              -

 Net loss                       -            -            -               -
                            -----        -----        -----           -----

BALANCES,
 December 31, 2002      12,600,195      $12,600   $1,409,421      $1,341,057
                        ==========       ======    =========       =========
<CONTINUED>

                   CASH SYSTEMS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 2002 and 2001

                           Deferred
                          Consulting          Accumulated
                          Services              Deficit              Total

BALANCES, December 31, 2000        -          $(204,140)          $(192,029)

 Deferred consulting
  services related
  to stock options
  issued to non -employee     92,220                  -                   -


 Deferred compensation
 expense                      57,637                  -              57,637

 Warrants issued in
  connection with
  notes payable                    -                  -             524,766

 Warrants issued for
  debt issuance costs              -                  -              72,645

 Conversion of note
  payable into common stock        -                  -             250,000

 Unistone
  reorganization                   -                  -               1,100

 Costs associated with
  reorganization                   -                  -            (135,555)

 Shares issued in
 lieu of cash for
 reorganization services           -                  -                   -


  Net loss                         -           (776,090)           (776,090)
                               -----           ---------           ---------

BALANCES,
December 31, 2001            (34,583)          (980,230)           (197,526)

 Warrants issued in
  connection with
  notes payable                    -                  -              76,844

 Deferred compensation
  expense                     74,497                  -              74,497

 Exercise of warrants              -                  -               2,034

 Cashless exercise
  of warrants                      -                  -             134,919

 Cancellation of
  escrow shares with
  Corporate Capital
  Management                       -                  -                   -

 Issuance of common
  stock, net of
  expenses of $114,021             -                  -             763,063

 Conversion of notes
  payable into
  common stock                     -                  -             462,500

 Warrants issued in
  connection with
  conversion of notes
  payable into common
  stock                            -                  -             346,775

 Warrants issued in
  connection with
  equity financing                 -                  -                   -

 Deferred consulting
  services related to
  stock option issued
  to non-employee           (159,656)                 -                   -

 Net loss                          -           (971,051)           (971,051)
                               -----           ---------           ---------

BALANCES,
 December 31, 2002          (119,742)       $(1,951,281)         $  692,055
                            =========        ===========            =======

         See accompanying notes to consolidated financial statements.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                     2002            2001


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                            $ (971,051)  $  (776,090)

  Adjustments to reconcile net loss to net cash flows from operating activities:

   Depreciation and amortization                        536,156       374,254

   Gain on sale of property and equipment                    -         (4,749)

   Compensation expense related to non-employee
    stock options                                        74,497        57,637

   Compensation expense related to cashless
    exercise of warrants                                134,919            -

   Amortization of original issue discount              215,726       264,217

   Shares issued in connection with reorganization           -          1,100

   Warrants issued for debt conversion                  346,775            -

   Changes in operating assets and liabilities:

       Accounts receivable                                9,990         2,617

       Employee advances                                 (1,002)        9,128

       Other current assets                             (75,800)       18,525

       Deposits and other                               (20,520)           -

       Other receivable                                 (23,553)      (80,844)

       Long-term receivable                             (32,077)     (138,816)

       Accounts payable - trade                          43,187       165,640

       Credit card cash advance fees payable            349,581       236,497

       ATM commissions payable                          122,921       129,555

       Credit card chargebacks payable                  208,769       156,316

       Accrued interest                                 (12,459)        1,111

       Other accrued expenses                            28,810       (16,362)
                                                         ------       --------

         Net Cash Flows from Operating Activities       934,869       399,736
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                   (746,869)     (359,456)

 Proceeds from sale of property and equipment                 -         6,544
                                                          -----         -----

        Net Cash Flows from Investing Activities       (746,869)     (352,912)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments for debt issuance costs                            -       (146,500)

 Proceeds from long-term debt
  and common stock warrants                             309,000     1,000,000

 Payments on long-term debt                            (226,029)     (413,826)

 Net payments on notes payable - officers              (156,710)     (200,627)

 Payments on notes payable                                   -        (20,312)

 Payments on capital lease obligations                   (6,476)       (5,347)

 Costs associated with reorganization services               -       (135,555)

 Warrants exercised                                       2,034            -

 Proceeds from issuance of stock, net of expenses       763,063            -
                                                        -------        -----

   Net Cash Flows from Financing Activities             684,882        77,833
                                                        -------        ------

   Net Change in Cash                                   872,882       124,657

CASH - Beginning of Year                                221,365        96,708
                                                        -------        ------

     CASH - END OF YEAR                             $ 1,094,247  $    221,365
                                                      =========       =======


         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

  Nature of Operations

Cash Systems, Inc. and subsidiaries (the Company) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product has been installed in casinos throughout the United States. ATMs are placed primarily in the midwest geographical region of the United States.

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

  Software Development Costs

Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2002 and 2001, the Company capitalized $262,194 and $101,137 of costs related to the implementation of SOP 98-1, respectively, which are being amortized over its estimated useful life of three years using the straight-line method.

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

  Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (cont.)

  Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan of one to two years using the straight-line method, which approximates the interest method. Amortization expense for the years ended December 31, 2002 and 2001 was $113,099 and $59,818, respectively. Estimated amortization expense of debt issuance costs for the year ending December 31, 2003 is $46,228.

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

  Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $59,999 and $15,768 for the years ended December 31, 2002 and 2001, respectively.

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

  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (cont.)

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.

  Stock Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

                                       2002                       2001

Net loss:
    As reported                             $  (971,051)          $(776,090)

    Pro forma                               $(1,041,489)          $(904,120)

Loss per common share - basic and diluted
     As reported                            $     (0.08)          $    (0.07)

     Pro forma                              $     (0.09)          $    (0.09)

Stock-based compensation cost
     As reported                            $         0           $        0

     Pro forma                              $    70,438           $  128,030

In determining the compensation cost of the options granted during the years ended December 31, 2002 and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 3% and 5% risk free interest rate, 3 and 9 years for expected life of option granted, 253.3% and 33.9% expected volatility and 0% dividend yield, respectively.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (cont.)

  Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

  Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued. All options and warrants outstanding at December 31, 2002 and 2001 were anti-dilutive.

  Segment Reporting

The Company offers three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. Revenues from customers are from a similar customer base, mainly at casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 2 - Acquisitions (cont.)

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

NOTE 3 - Funding Arrangement

In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.25% at December 31, 2002) or 10%, whichever is greater. At December 31, 2002 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as assets or liabilities on the financial statements of the Company. The Company however does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. Insurance coverage for the funds provided is currently obtained and paid for by the Company. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to funds in the cash machines (see Note 11).

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                  2002               2001

Furniture and equipment                           $ 1,284,307      $ 809,383
Vehicles                                               65,169         55,419
Computer software                                     844,386        582,192
Less: accumulated depreciation and amortization      (982,125)      (559,069)
                                                     ---------      ---------
     Total property and equipment, net            $ 1,211,737      $ 887,925
                                                    =========        =======

Depreciation expense and amortization of computer software for the years ended December 31, 2002 and 2001 was $423,056 and $314,436, respectively.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 5 - Long-Term Receivable

The Company has an unsecured receivable with a customer they provide cash to for their check cashing business. The balance at December 31, 2002 and 2001, was $170,893 and $138,816, respectively, and is non-interest bearing.

NOTE 6 - Long-Term Debt

Long-term debt consisted of the following at December 31:

                                                       2002            2001

     Convertible notes payable - net of
     unamortized original issue discount
     of $0 and $96,185 at December 31, 2002 and
     2001, respectively, quarterly interest
     only payments at 12.5% (effective interest
     rate 81.2%), due on demand, unsecured.        $ 37,500      $ 453,815

     Line of credit - Fidelity Bank - monthly
     interest only payments at prime plus 2%
     (6.25% and 6.75% at December 31, 2002 and
     2001, respectively) with a minimum interest
     of 8.5%, due August 2003, secured by
     substantially all assets of the Company and
     guaranteed by a stockholder.                   412,186        412,186

     Convertible notes payable - VirtualFund.com,
     Inc., net of unamortized original issue
     discount of $121,666 and $164,364 at December
     31, 2002 and 2001, respectively, monthly
     installments of $23,607 including interest
     at 12.5% (effective interest rate 120%),
     due November 2003,  secured by substantially
     all assets of the Company and guaranteed
     by a stockholder.  Secured by a pledge of
     the Company's common stock owned by the
     principal stockholder.                         203,338         28,222

     Note payable - Fidelity Bank - monthly
     installments of $765 including interest
     at 8.5%, due September 2005, secured by
     vehicle and guaranteed by a stockholder.        22,414         29,084

     Note payable - Fidelity Bank - monthly
     installments of $402 including interest
     at prime plus 2% (6.25% and 6.75% at
     December 31, 2002 and 2001, respectively),
     due July 2004, secured by vehicle and
     guaranteed by a stockholder.                     7,222             -
                                                      -----         -----

     Total long-term debt                           682,660        923,307
     Less: current portion                         (665,062)      (877,344)
                                                   ---------      ---------
     Long-term debt, net                          $  17,598      $  45,963
                                                     ======         ======

                        CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 6 - Long Term Debt (cont.)

On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate is subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at December 31, 2002 was $325,004. The proceeds of $500,000 were allocated between the note and the warrants, which were valued using the Black Scholes pricing model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The note may be converted at the lender's sole option.

On July 13, 2001, the Company borrowed $550,000 and issued warrants to various lenders to purchase 110,000 common shares at $1.50 per share through July 2006. The debt was also convertible into common stock of the Company at a conversion rate of $1.25 per share through July 2002. The proceeds of $550,000 were allocated between the notes and the warrants, which were valued using the Black Scholes pricing model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the notes payable into common stock as defined in EITF 00-27), was being amortized over the life of the notes using the straight-line method, which approximates the interest method. During the year ended December 31, 2002, $462,500 of the outstanding notes were converted into 370,000 shares of common stock of the Company.

Future maturities of long-term debt are as follows for the years ending December 31:


2003                                      $ 786,742
2004                                         10,994
2005                                          6,590
                                              -----
Total future minimum payments               804,326
Less: original issue discount              (121,666)
                                           ---------
Present value of future minimum payments    682,660
Less: current portion                      (665,062)
                                           ---------
Long-term debt, net                       $  17,598
                                             ======

NOTE 7 - Capital Lease Obligations

The Company leases automatic teller machines under two capital lease obligations. The leases bear interest at 17.45% and 20.69% and expire through February 2004. The obligations are secured by the property under lease.
Total cost and accumulated amortization of the leased equipment was $29,094 and $16,833 at December 31, 2002, and $29,094 and $12,676 at December 31,
2001.

Future minimum lease payments are as follows for the years ending December 31:

2003                                              $  8,980
2004                                                 1,497
                                                     -----
Total                                               10,477
Less: amounts representing interest                 (1,166)
                                                    -------
Present value of future minimum lease payments       9,311
Less:  current portion                              (7,849)
                                                    -------
Capital lease obligations, net of current portion  $ 1,462
                                                     =====

                      CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 8 - Related Party Transactions

The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The outstanding balance at December 31, 2002 and 2001 was $101,646 and $258,356, respectively, and the notes bear interest at 6%. Interest expense for the years ended December 31, 2002 and 2001 was $9,769 and $10,570, respectively, and accrued interest on the notes was $9,769 and $10,570 at December 31, 2002 and 2001, respectively.

NOTE 9 - Income Taxes

The Company has generated federal and state net operating losses of approximately $2,315,000, which, if not used, will begin to expire in 2019. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. Components of net deferred income taxes are as follows at December 31:

                                          2002             2001

Deferred income tax assets:
     Net operating loss carryforwards     $903,800       $284,200
Less valuation allowance                  (768,000)      (259,100)
                                          ---------      ---------
                                           135,800         25,100
Deferred income tax liabilities
- depreciation                            (135,800)       (25,100)
                                          ---------       --------

Net deferred income tax assets            $     -        $     -
                                            =====          =====

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                           2002             2001

Federal statutory tax rate benefit        (35.0)%          (35.0)%
State tax, net of federal benefit          (5.0)            (5.0)
Permanent differences                       0.3              0.7
Change in valuation allowance              39.7             39.3
                                           ----             ----
Effective tax rate                          0.0 %            0.0 %
                                            ===              ===

NOTE 10 - Stockholders' Equity (Deficit)

During 2001, the Company declared a 5.025-for-one stock split. The shares outstanding have been restated as if the stock split occurred on January 1, 2001.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 10 - Stockholders' Equity (Deficit) (cont.)

On May 10, 2001, the Company borrowed $250,000 from Corporate Capital Management, LLC (CCM) and issued a warrant to the lender to purchase 156,000 common shares at $1.50 per share through May 2006. The debt was also convertible into common stock of the Company at a conversion rate of $1.25 per share through June 2002. The proceeds of $250,000 were allocated between the note and the warrants, which were valued using the Black Scholes pricing model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in EITF 00-27), was being amortized over the life of the note using the straight-line method, which approximates the interest method. In November 2001, CCM converted the entire note balance of $250,000 into 200,000 shares of common stock. Any remaining original issue discount was expensed at the time of conversion.

During 2002, the Company canceled 471,513 shares of common stock issued to CCM that were originally held in escrow.

In connection with the stock exchange with Unistone described in Note 2, the Company issued an additional 1,100,000 shares of common stock.

During 2001, the Company issued 500,000 shares of common stock in lieu of cash for services connected to raising equity.

During the year ended December 31, 2002, the Company issued 701,667 shares of common stock with gross proceeds of $877,084 and expenses of $114,021. The Company issued 175,417 five-year warrants at $1.50 per warrant. The Company also issued 120,167 five-year warrants at prices ranging from $0.05 to $1.50 per warrant as commission for financing.

During the year ended December 31, 2002, the Company converted long term debt of $462,500 into 370,000 shares of common stock (see Note 6). As an incentive to convert their notes to common stock, the Company issued the note holders 138,750 five-year warrants at $1.50 per share exercisable though November 2007. The Company valued these warrants at fair market value using the Black Scholes pricing model and recorded an expense of $217,787 during the year ended December 31, 2002. The Company also issued 50,000 five-year warrants at prices ranging from $0.05 to $1.50 per warrant as commission for assistance with the note conversion. The Company recorded an expense of $128,988 related to warrants issued as commissions for the conversion of the notes payable.

During the year ended December 31, 2002, 78,750 warrants were exercised at an exercise price of $1.50. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving shares equal to the difference between fair value at the date of exercise and $1.50 per share. Shares valued at $134,919 were issued in connection with these warrants based on the average market price of common stock for the 10 days prior to when the shares were issued.

     Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan (the Plan), pursuant to which stock options to acquire an aggregate of 1,000,000 shares
of the Company's common stock may be granted.   In general, options vest over
a period of up to three years and expire nine years from the date of grant.

The Company recorded expense related to stock options issued to non-employees in accordance with SFAS No. 123. During the years ended December 31, 2002 and 2001, the Company recorded expense related to non-employees for services rendered of $74,497 and $57,637, respectively.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 10 - Stockholders' Equity (Deficit) (cont.)

Information regarding the Company's stock options is summarized below:

                                                                  Weighted-
                                                                  Average
                                                 Number of        Exercise
                                                  Options          Price


Options outstanding - December 31, 2000                -         $         -
     Granted                                      300,000                1.10
     Canceled or expired                               -                   -
     Exercised                                         -                   -
                                                   -----               -----
Options outstanding - December 31, 2001           300,000                1.10
     Granted                                      140,000                1.64
     Canceled or expired                          (25,000)               1.25
     Exercised                                         -                   -
                                                   -----                -----
                                                  415,000        $       1.28
                                                  =======                ====

Options exercisable - December 31, 2002           310,000        $       1.15
                                                  =======                ====
Weighted average fair value of options
  granted during the year ended December 31, 2002                $       1.50
                                                                         ====
Weighted average fair value of options
  granted during the year ended December 31, 2001                $       0.64
                                                                         ====

Options outstanding at December 31, 2002 have an exercise price ranging between $0.10 and $2.00 and a weighted average remaining contractual life of 7.46 years.

The following table summarizes information about stock options outstanding at December 31, 2002:

CAPTION>
                                Options outstanding    Options exercisable
                             ------------------------ -----------------------
                               Weighted
                               Average
                               Remaining     Weighted                Weighted
                  Number       Contractual   average      Number      Average
Exercise       outstanding     Life      Exercise price exercisable   exercise
prices                                                                 price

$    0.10          50,000        7.74       $   0.10       50,000  $   0.10
$ 1.25 - $1.38    225,000        7.74           1.31      225,000      1.31
$ 1.50 - $2.00    140,000        6.91           1.64       35,000      1.64
                  -------        ----           ----       ------      ----
$ 0.10 - $2.00    415,000        7.46       $   1.28      310,000  $   1.15
                  =======        ====           ====      =======      ====


                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 10 - Stockholders' Equity (Deficit) (cont.)

  Stock Warrants

Information regarding the Company's stock warrants is summarized below:

                                                              Weighted-
                                                              Average
                                        Number of             Exercise
                                        Warrants              Price


Warrants  outstanding - December 31, 2000             -         $         -
     Granted                                     496,000                1.72
     Exercised                                        -                   -
     Forfeited                                        -                   -
                                                   -----               -----
Warrants outstanding - December 31, 2001         496,000                1.72
     Granted                                     484,334                1.21
     Exercised and cashless exercise            (174,830)               0.70
     Forfeited                                        -                   -
                                                   -----               -----
Warrants outstanding - December 31, 2002         805,504         $      1.63
                                                 =======                ====


The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2002 and 2001 were $1.66 and $0.69 per warrant, respectively.

Warrants outstanding at December 31, 2002 are as follows:

                  Range of exercise                    Remaining Contractual
                        Prices            Warrants           life-years
                 -------------------     ---------    -----------------------
                     $ 1.50               630,504          4.12
                  $2.00 - $2.40           175,000          3.86
                                          -------          ----
                  $1.50 - $2.40           805,504          4.06
                                          =======          ====

During the year ended December 31, 2001, the Company issued warrants in connection with debt issuance costs to purchase 105,000 common shares ranging from $1.50 to $2.40 per share exercisable through November 2006. The value of the warrants was $72,645 using the Black Scholes pricing model and is being amortized over the term of the notes.

All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the years ended December 31, 2002 and 2001, respectively: 3.7% and 3.5% risk free interest rate, 5 years expected life for each warrant, 33.9% to 253.3% expected volatility and 0% dividend yield.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 11 - Commitments and Contingencies

  Operating Leases

The Company leases office space and equipment requiring base monthly rent of $4,919 including real estate taxes and operating expenses through March 2007. Rent expense was $61,760 and $40,206 for the years ended December 31, 2002 and 2001, respectively.

Future minimum lease payments are as follows for the years ending December 31:

        2003           $   59,030
        2004               45,110
        2005                3,348
        2006                3,348
        2007                  837
                              ---
          Total        $  111,673
                          =======

  Casino Contracts

The Company has various contracts with casinos for providing cash access services to casino patrons with various expiration dates. The casino patrons may obtain access to their funds through the use of the Company's software and equipment for a service fee. The Company is obligated to pay a transaction fee to the casino generally based on a percentage of the service fee charged on each completed transaction. The Company had revenues from one contract and two contracts representing approximately 21% and 49% of total revenues for the years ended December 31, 2002 and 2001, respectively.

  Legal Proceedings

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank (see Note 6). In the event the Company is unsuccessful in receiving the receivable recorded at December 31, 2002, which amounts to $516,583 based on the filed suit, the write off of this receivable will be material to the results of operations.
In the event that the Company is unsuccessful in recovering the cash shortage from the insurance company and/or Dunbar, the Company will still be liable to the bank for the line of credit of $412,186 (see Note 6). Although the outcome of any legal action cannot be predicted with certainty, based on representations from the Company's legal counsel and the Company's management, the Company believes it has meritorious claims against the insurance company and Dunbar and, as such, has not recorded any allowance against this amount at December 31, 2002. The trial is set for June 2003.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

NOTE 12 - Supplemental Cash Flow Information

                                                        2002           2001
 Supplemental Cash Flows Information
     Cash paid for interest                      $   254,709     $  244,416

 Noncash Investing and Financing Activities
     Deferred consulting services related to
     stock options issued to non-employee        $   159,656     $   92,220

     Receivable and line of credit related to
      lawsuit (Note 11)                          $        -      $  412,186

     Receivable for sales of ATM machines        $        -      $    5,000

     Property purchased with note payable
      - officer                                  $        -      $   22,010

     Warrants issued for debt issuance costs     $        -          72,645

     Conversion of notes payable into
      common stock                               $   462,500     $  250,000

     Property and equipment purchased
      with note payable                          $        -      $   31,000

     Common shares issued in lieu of cash
      for reorganization services                $        -      $      500


NOTE 13 - Selected Quarterly Data (unaudited)

                             Quarters During the Year Ended December 31, 2002
                             March 31   June 30    September 30   December 31


Commissions on cash       $ 2,749,578  $ 3,325,793  $  4,328,753  $ 4,943,233
 advances and ATM's
Income (loss)
 from operations          $  (190,143) $  (191,619) $    261,620  $  (394,758)

Net income (loss)         $  (323,596) $  (621,525) $    169,328  $  (195,258)

 Basic and diluted net
  income (loss) per
  common share            $     (0.03) $     (0.05) $       0.01  $     (0.01)


                             Quarters During the Year Ended December 31, 2001
                             March 31   June 30    September 30   December 31


Commissions on cash       $ 1,197,956  $ 1,883,603  $ 2,460,528   $ 2,338,813
 advances and ATM's
Income (loss)
 from operations          $   184,158  $   (73,918) $    14,419   $  (398,274)

Net income (loss)         $   139,843  $  (128,304) $   (47,628)  $  (740,001)

 Basic and diluted net
  income (loss) per
  common share            $      0.01  $     (0.01) $     (0.01)  $     (0.06)


NOTE 14 - Subsequent Event (unaudited)

In February 2003, the Company entered into an agreement with Orion Financial Corporation (Orion) to assist the Company with identifying potential investors for capital. The term of the agreement is three months and includes a fee of $5,000 per month payable to Orion, plus a fee of 7.5% of all capital raised. As part of this agreement, the Company will issue at the close of the financing 100,000 five-year warrants at an exercise price of $1.50 per share of common stock. To date, Orion has not raised any money for the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

   During the Company's two most recent fiscal years, there were no changes in its principal independent accountants that were not reported in the Company's Current Report on Form 8-K, dated October 12, 2001, which was filed with the Securities and Exchange Commission on October 26, 2001, and amended on November 9, 2001. See the Exhibit Index, Item 13 of this Report.

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

Business Experience.
--------------------

     Craig Potts, Chief Executive Officer, President and Director. Mr. Potts is 31 years old. He has been in the cash access industry for approximately 10 years. He has been the President of CS since 1997.

     Christopher Larson, Chief Financial Officer and Director. Mr. Larson, age 30, is a certified public accountant. Prior to joining CS in 1999, he represented several automotive retail clients in tax and accounting matters. He has been the Chief Financial Officer of CS since 1999.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage. However, Craig Potts is the husband of Kristen Potts, the beneficial owner of approximately 72% of our outstanding shares.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On or about May 6, 2002, Christopher Larson filed with the Securities and Exchange Commission a Form 4 Statement of Changes in Beneficial Ownership disclosing his purchases of 1,800 shares of our common stock in market transactions, at purchase prices ranging from $1.05 to $2.50 per share. These purchases took place in April, 2002.

     On or about May 6, 2002, Kristin Potts, who is the wife of our Chief Executive Officer, Craig Potts, filed with the Securities and Exchange Commission a Form 4 disclosing the purchase of 2,086 shares of the Company's common stock in market transactions, at prices ranging from $1.20 to $1.60 per share. These purchases occurred in April, 2002.

     On or about October 23, 2002, Mr. Larson filed with the Securities and Exchange Commission a Form 4 disclosing his purchase of an additional 200 shares of our common stock in market transactions, at a price of $2.50 per share. This purchase occurred on May 21, 2002.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company to our Chief Executive Officer and any other officers whose salaries and bonuses exceeded $100,000 or more per year for services rendered during the periods indicated:



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
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------

Craig
Potts,     12/31/00    0     0       0          0     0         0       0
CEO, Pres. 12/31/01  85,000  0       0          0    100,000(1) 0       0
Director   12/31/02 278,423  0       0          0     0         0       0


    (1) These options are exercisable at a price of $1.38 per share, and are fully vested.

                    Options/SAR Grants in Last Fiscal Year
                    --------------------------------------

                               Individual Grants
                               -----------------


  (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base  Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
----              -----------    -----------    ------------      ----

None; not applicable.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
                                   Values
                                   ------

     No options were exercised by the named executive officer during 2002. The following table provides information related to the number and value of options held at December 31, 2002.

(a)          (b)               (c)           (d)               (e)

                        Number of
                        Securities                       Value of
                        Underlying                       Unexercised
                        Unexercised                      In-the-Money
                        Options at                       Options at
                        Year End                         Year End (1)
                        --------                         --------
Name           Exercisable     Unexercisable     Exercisable     Unexercisable
----           -----------     -------------     -----------     -------------

Craig Potts    100,000         -                 $ 62,000        $  -


(1) Value is calculated on the basis of the difference between the option exercise price and $2.00, the closing price on December 31, 2002, as quoted on the OTC Bulletin Board of the NASD.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report:


                            Number of Shares           Percentage
Name and Address           Beneficially Owned           of Class
----------------           ------------------           --------


Kristen Potts              9,145,086 (1)                71.7%
3201 W. County Rd. 42,
Suite 106
Burnsville, MN 55306


(1) Consists of 9,045,000 shares owned by Kristen Potts, who is the spouse of Craig Potts, and 100,000 shares issuable upon currently exercisable options held by Mr. Potts. Calculations are based upon 12,757,695 shares outstanding on March 26, 2003, which includes the shares issuable under Mr. Potts' options.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Craig Potts                   9,145,086 (1)        71.7%
18091 Clearly Lake Ct.
Prior Lake, MN  55372

Christopher Larson              527,500 (2)         4.2%
20482 Idaho Ave.
Lakeville, MN  55044

All Directors and Executive
Officers as a group           9,797,586            75.9
(2 persons)


(1) Consists of 9,045,000 shares owned by Kristen Potts, who is the spouse of Craig Potts, and 100,000 shares issuable upon currently exercisable options held by Mr. Potts. Calculations are based upon 12,757,695 shares outstanding on March 26, 2002, which includes the shares issuable under Mr. Potts' options.

(2) Includes 25,000 shares issuable under currently exercisable options held by Mr. Larson. Calculations are based upon 12,682,695 shares outstanding on March 26, 2003, which includes the 25,000 shares issuable under Mr. Larson's options.

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     Kristen Potts has agreed to pledge five shares of her common stock for every dollar borrowed under the VirtualFund.com, Inc. loan. As of the date of this Report, 2,000,000 shares have been pledged to secure the $400,000 borrowed to date. If the Company were to borrow and default on the full $500,000 under the VirtualFund.com convertible note, VirtualFund.com would be able to foreclose on 2,500,000 shares of our common stock, which equals approximately 20% of our currently issued and outstanding shares, and Ms. Potts' holdings would be reduced to 6,545,086 shares, or approximately 52% of our issued and outstanding shares. There are no other present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents, except to the extent that Kristen Potts and Craig Potts may be deemed to be parents due to their beneficial ownership of approximately 72% of the Company's issued and outstanding shares. See the caption "Security Ownership of Certain Beneficial Owners and Management," Item 11 of this Report.

Transactions with Promoters.
----------------------------

     Except as indicated below, during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

     In October, 2002, we retained Gaming Venture Corp., USA ("Gaming Venture") to assist us with locating an analyst firm to provide research reports, preparation of press releases and introducing us to potential investors. We are paying Gaming Venture $3,500 per month. We also granted to Gaming Venture options to purchase up to 40,000 shares of our common stock at $2.00 per share. The options vest in blocks of 10,000 shares each, on December 31, 2002; March 31, 2003; June 30, 2003; and September 30, 2003.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K regarding private placement, filed with the Securities and Exchange Commission on June 24, 2002

     Current Report on Form 8-K regarding resignation of Russell S. Sampson, filed with the Securities and Exchange Commission on July 2, 2002 Exhibits

Exhibit
Number               Description
------               -----------

  3                  Amended and Restated Bylaws

 10                  Agreement with Orion Financial Corp., dated February 20,
                     2003

 99.1                906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed February 22, 2001.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed April 15, 2002.

Item 14.  Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CASH SYSTEMS, INC.


Date:  4-15-03                          /s/ Craig Potts
      -------------                    -------------------
                                       Craig Potts
                                       Chief Executive Officer, President and
                                       Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        CASH SYSTEMS, INC.


Date: 4-15-03                            /s/ Craig Potts
     -------------                      -------------------
                                        Craig Potts
                                        Chief Executive Officer, President and
                                        Director


Date:  4-15-03                           /s/ Christopher Larson
      -------------                     -----------------------
                                        Christopher Larson
                                        Chief Financial Officer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig Potts, Chief Executive Officer of Cash Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   4-15-03                      Signature: /s/ Craig Potts
        -----------------                       ---------------------
                                                Craig Potts
                                                Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher Larson, Chief Financial Officer of Cash Systems, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   4-15-03                      Signature: /s/ Christopher Larson
        -----------------                       -----------------------
                                                Christopher Larson
                                                Chief Financial Officer