Form 10QSB
period 2003-03-31
CASH SYSTEMS INC
filed 2003-04-22
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended March 31, 2003.


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

                                   March 31, 2003

                                     12,662,695
                                     ----------


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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
    March 31, 2003 (unaudited) and December 31, 2002 (audited)
                                               2003                  2002
                                            (Unaudited)            (audited)
               ASSETS
CURRENT ASSETS
 Cash                                   $    1,751,778      $     1,094,247
 Accounts receivable                             2,000                2,000
 Employee advances                                   0                1,002
 Other current assets                          132,254               80,570
                                        --------------      ---------------
 Total current assets                   $    1,886,032      $     1,177,819
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                  1,268,989            1,211,737
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                             21,635               25,203
 Other receivable                              562,358              516,583
 Long-term receivable                          285,715              170,893
 Debt issuance costs, net                       32,722               46,228
                                        --------------      ---------------
 Total other Assets                            902,430              758,907
                                        --------------      ---------------
          TOTAL ASSETS                  $    4,057,451      $     3,148,463
                                        ==============      ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of long-term debt      $      820,271      $       665,062
 Current portion of capital lease
 obligations                                     7,488                7,849
 Note payable-officers                          67,293              101,646
 Accounts payable-trade                        128,200              262,074
 Credit card cash advance fees payable         873,772              640,434
 ATM commissions payable                       417,076              304,692
 Credit card chargebacks payable               113,155              365,210
 Accrued interest                               38,264               27,690
 Other accrued expenses                         77,098               62,691
                                        --------------      ---------------
  Total current liabilities                  2,542,617            2,437,348

LONG-TERM DEBT, NET                            197,324               17,598
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                              0                1,462
                                        --------------      ---------------
 Total liabilities                           2,739,941            2,456,408
                                        --------------      ---------------
STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 2,000,000
 shares authorized, 0 shares issued
 and outstanding                                     0                    0
Common stock, par value of $.001, 50,000,000
 shares authorized, 12,662,695 and 12,600,195
 shares issued and outstanding                  12,663               12,600
Additional paid in capital                   1,512,573            1,409,421
Warrants                                     1,341,057            1,341,057
Deferred consulting services                   (79,828)            (119,742)
Accumulated deficit                         (1,468,955)          (1,951,281)
                                        --------------      ---------------
 Total Stockholders' Deficit                 1,317,510              692,055
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                $    4,057,451      $     3,148,463
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2003 and 2002 (Unaudited)
                                                   2003           2002
COMMISSIONS ON CASH ADVANCES AND AUTOMATED
TELLER MACHINES                                   $7,001,425  $2,749,578
                                                  ----------  ----------
OPERATING EXPENSES
 Commissions                                       3,715,046   1,577,002
 Processing costs                                  1,360,628     499,092
 Armored carrier services                            106,585      67,059
 Payroll and related services                        491,471     213,105
 Compensation expense related to warrant
  and options                                         39,914     146,446
 Other                                               535,887     304,980
 Depreciation and amortization                       122,249     132,037
                                                  ----------  ----------
  Total operating expenses                         6,371,780   2,939,721
                                                  ----------  ----------
  Income (loss) from operations                      629,645    (190,143)
                                                  ----------  ----------
OTHER INCOME (EXPENSE)
 Interest expense                                   (111,110)    (64,173)
 Amortization of original issue discount             (36,504)    (69,369)
 Interest income                                         295          89
                                                  ----------  ----------
 Total Other Income (Expense)                       (147,319)   (133,453)
                                                  ----------  ----------
NET INCOME (LOSS)                                 $  482,326  $ (323,596)
                                                  ==========  ==========

INCOME (LOSS) PER COMMON SHARE - BASIC            $     0.04  $    (0.03)
                                                  ==========  ==========
INCOME (LOSS) PER COMMON SHARE - DILUTED          $     0.04  $    (0.03)
                                                  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 BASIC                                            12,643,806  11,879,398
                                                  ==========  ==========
 DILUTED                                          13,019,454  11,879,398
                                                  ==========  ==========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
                                             2003               2002
Cash flows from operating activities:
Net income (loss)                           $   482,326     $ (323,596)
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
 Depreciation and amortization                  122,249        132,037
 Compensation expense related to non-employee
 stock options                                   39,914         11,528
 Compensation expense related to cashless
 exercise of warrants                                 0        134,919
 Amortization of original issue discount         36,503         69,368
Changes in operating assets and liabilities:
 Accounts receivable                                  0        (23,723)
 Employee advances                                1,002         (2,000)
 Other current assets                           (51,684)         5,622
 Deposits and other                             (14,467)       (13,160)
 Other receivable                               (45,775)       (11,436)
 Long-term receivable                          (114,822)       (18,857)
 Accounts payable                              (133,874)       (22,072)
 Credit card cash advance fees payable          233,338         39,036
 ATM commissions payable                        112,384         60,288
 Credit card chargebacks payable               (252,055)        (7,392)
 Accrued interest                                10,574         (9,861)
 Other accrued expenses                          14,407         18,822
                                            -----------     ----------
  Cash flows from operating activities          440,020         39,523
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment           (165,995)       (70,676)
                                            -----------     ----------
   Cash flows from investing activities        (165,995)       (70,676)
                                            -----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt and common
 stock warrants                                 390,000        200,000
 Payments on long-term debt                     (85,318)       (24,314)
 Net payments on note payable - officers        (34,353)       (28,302)
 Payments on capital lease obligations           (1,823)        (1,204)
 Issuance of common stock                       115,000              0
                                            -----------     ----------
   Cash flows from financing activities         383,506        146,180
                                            -----------     ----------

Increase in cash                                657,531        115,027

Cash, beginning of period                     1,094,247        221,365
                                            -----------     ----------
Cash, end of period                         $ 1,751,778     $  336,392
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issue discount                           $   112,995     $   74,035
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 2003 AND 2002 (UNAUDITED)

Note 1- Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

Note 2 - Summary of Significant Accounting Policies

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below:

For the three months ended March 31, 2003 and 2002

                                   2003           2002

Net income (loss):

    As reported                             $482,326       $(323,596)

    Pro forma                               $(201,553)     $(323,596)

Income (Loss) per common share - basic:

     As reported                            $0.04          $(0.03)

     Pro forma                              $(0.02)        $(0.03)

Income (Loss) per common share - diluted:

     As reported                            $0.04          $(0.03)

     Pro forma                              $(0.02)        $(0.03)

Stock-based compensation cost:

     As reported                            $0             $0

     Pro forma                              $683,879       $0


     In determining the compensation cost of the options granted during the three months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 3.88% and 3% risk free interest rate, 10 and 3 years for expected life of option granted, 253.3% expected volatility and 0% dividend yield, respectively.

Software Development Costs

     The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2003 and 2002, the Company capitalized $71,597 and $46,181 of costs related to the implementation of SOP 98-1, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

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

Net Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 375,647 shares of dilutive securities for the three months ended March 31, 2003. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2002 because their inclusion would be anti-dilutive.

     Following is a reconciliation of basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002, respectively:

                                                2003             2002
                                                ----             ----


Net income (loss) per common share - basic:

Net income (loss)                               $   482,326      $  (323,596)
                                                    =======         =========

Weighted average shares outstanding              12,643,806       11,879,398
                                                 ----------       ----------

Net income (loss) per common share - basic      $      0.04      $     (0.03)
                                                       ====            ======

Net income (loss) per common share - diluted:

Net income (loss)                               $   482,326      $  (323,596)
                                                    =======         =========

Weighted average shares outstanding              12,643,806       11,879,398

Common stock equivalents                            375,647                0
                                                    -------         ---------

Weighted average shares and potential
 diluted shares outstanding                      13,019,454       11,879,398
                                                 ----------       ----------

Net income (loss) per common share
 - Diluted                                      $      0.04      $     (0.03)
                                                       ====            ======


     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

     Warrants to purchase 107,500 shares of common stock with a weighted average exercise price of $2.45 were outstanding at March 31, 2003 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

Note 3- Equity

     Pursuant to an Agency Agreement with Equity Securities Investments, Inc. (" Equity Securities"), the Company sold 57,500 units of common stock at a price of $2.00 per share, with gross proceeds of $115,000. Investors in the offering also received warrants to acquire 57,500 shares of Company common stock at a price of $2.50 per share. The offering closed on January 31, 2003.

     On February 20, 2003, the Company entered into an agreement with Orion Financial Corp. ("Orion"). Under the agreement, Orion agreed to assist the Company in obtaining equity and/or mezzanine financing on a "best efforts" basis. In exchange, the Company agreed to pay Orion a retainer of $5,000 per month and a success fee of 7-1/2% of the amount of financing raised and a warrant to purchase 100,000 shares of our common stock for $1.50 per share.
In addition, if a majority interest in the Company is sold during the term of the agreement (or within 24 months of the termination of the agreement if the purchasing party is one with whom Orion had discussions during the term of the agreement), Orion will be entitled to a fee of the lesser of 4% of the aggregate purchase price or $400,000. The term of the agreement is three months, with either party able to terminate the agreement thereafter upon 30 days' written notice. As of the date of this Report, Orion has not raised any money for the Company.

Note 4- Funding Arrangement

     In February 2000, the Company entered in to an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines.
The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.25% at March 31, 2003) or 8.5%, whichever is greater. At March 31, 2003 the rate was 8.5%. The agreement is due August 2003 and is secured by substantially all the assets of the Company and guaranteed by a stockholder. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The bank obtains insurance coverage for the funds provided and the Company bears the cost. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

Note 5- Note Payable

     During February, 2003, the Company entered into a Promissory Note agreement to borrow $390,000 from 21st Century Investment Co. The Promissory
Note is unsecured, has a two year term and calls for an annual interest rate of 9.5%.

Note 6- New Financing Activity

     As noted in footnote 3, the Company was successful in raising equity of $115,000. As a result of these equity transactions, the Company believes it has enough capital to meet Company requirements. In addition, the Company believes Fidelity Bank will continue to extend their note until the lawsuit is settled (see note 9).

Note 7 - Related Party Transactions

     The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at March 31, 2003 and December 31, 2002 was $67,293 and
$101,646, respectively, and the notes bear interest at 6%. Interest expense for the three months ended March 31, 2003 and 2002 was $1,405 and $4,296. Accrued interest on the notes was $11,174 and $9,769 at March 31, 2003 and December 31, 2002, respectively.

Note 8 - Commitments and Contingencies

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

Note 9 - Litigation

     The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. If the Company is successful with the suit, the amount of money awarded will be used to pay-off the line of credit with Fidelity Bank. In the event the Company is unsuccessful in receiving the receivable recorded at March 31, 2003, which amounts to $562,358 based on the filed suit, the write off of this receivable will be material to the results of operations. In the event that the Company is unsuccessful in recovering the cash shortage from the insurance company and/or Dunbar, the Company will still be liable to the bank for the line of credit of $412,186. Although the outcome of any legal action cannot be predicted with certainty, based on representations from the Company's legal counsel and the Company's management, the Company believes it has meritorious claims against the insurance company and Dunbar and, as such, has not recorded any allowance against this amount at March 31, 2003. The trial is set for June 2003.

Note 10 - Long-term receivable

     The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's check cashing business. The balance at March 31, 2003 and December 31, 2002 was $285,715 and $170,893,
respectively, and is non-interest bearing.

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

Critical Accounting Policies and Estimates
------------------------------------------

     Impairment of Long-Lived Assets

     The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the three months ended March 31, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs

     The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2003 and 2002, the Company capitalized $71,597 and $46,181 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

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

Three months ended March 31, 2003, compared to March 31, 2002.
--------------------------------------------------------------

     Revenues for the three months ended March 31, 2003, were $7,001,425, compared to $2,749,578 for the same period in 2002. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations.

     Operating expenses for the three months ended March 31, 2003, were $6,371,780, compared to $2,939,721 for the same period in 2002. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid and credit card processing costs, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants.

     Interest expense for the three months ended March 31, 2003, was $111,110, compared to $64,173 for the same period in 2002. The increase is a result of the notes that the Company issued during May and July 2001 at an interest rate of 12.5%, and the amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our convertible note with VirtualFund.com, Inc., for up to $500,000 with an interest rate of 12.5% and which is due in November of 2003.

Liquidity and Capital Resources.
--------------------------------

     The Company's principal commitments consist of a long-term lease for its corporate facilities, payments on our VirtualFund.com, Inc. loan as discussed above, and payments on its note with Fidelity Bank. As of March 31, 2003, we had converted $462,500 of $550,000 in convertible notes into 370,000 shares of our common stock.

     For the three months ended March 31, 2003, cash flow increased $657,531, compared to $115,027 for the same period in 2002. Reasons for this increase include a private placement offering generating gross proceeds of $115,000 through the sale of 57,500 units of common stock, loan proceeds of $390,000 from a February 2003 Promissory Note with 21st Century Investment Co., and increased operating revenue.

     For the three months ended March 31, 2003, the Company purchased $165,995 in property and equipment, compared to $70,676 for the same period in 2002. This increase is due to development of new systems which the Company hopes to introduce to the marketplace and equipment for installation at new casino clients. The Company also reduced its credit card chargeback payable by $252,055 in the quarter ended March 31, 2003.

     On February 20, 2003, the Company entered into an agreement with Orion Financial Corp. ("Orion"). Under the agreement, Orion agreed to assist the Company in obtaining equity and/or mezzanine financing on a "best efforts" basis. In exchange, we agreed to pay Orion a retainer of $5,000 per month and a success fee of 7-1/2% of the amount of financing raised and a warrant to purchase 100,000 shares of our common stock for $1.50 per share. In addition, if a majority interest in the Company is sold during the term of the agreement (or within 24 months of the termination of the agreement if the purchasing party is one with whom Orion had discussions during the term of the agreement), Orion will be entitled to a fee of the lesser of 4% of the aggregate purchase price or $400,000. The term of the agreement is three months, with either party able to terminate the agreement thereafter upon 30 days' written notice. As of the date of this Report, Orion has not raised any money for the Company.

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

     The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 24 months. In addition, the Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

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

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

     The Company is a co-plaintiff in a lawsuit against St. Paul Mercury Insurance Co. and Dunbar Armored, Inc. relating to a cash shortage from our ATM's which we believe is attributable to armored car services. Dunbar Armored, Inc. has asserted a counterclaim against the Company in the amount of $32,600. In addition, St. Paul Mercury has asserted a subrogation claim against the Company and Dunbar Armored, Inc. The Company believes, based upon the advice of counsel, that it has meritorious defenses with respect to such claims. Trial in this matter has been scheduled for June, 2003.

     Except for the matter described above and in Note 9 of our consolidated financial statements, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

Item 2. Changes in Securities.
        ----------------------

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the quarterly period ended March 31, 2003, and since then, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares (1) Consideration
-------------            --------       ------     -------------

Four investors           1-31-03        57,500     $115,000

Lester Goetzke           3-27-03         5,000     Conversion of convertible
                                                note

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

     On January 2, 2003, the Company held its annual meeting of stockholders.

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


Dated: 4-22-03                               /s/ Craig Potts
      ---------------                       --------------------------
                                            Craig Potts, President and
                                            Chief Executive Officer


Dated: 4-22-03                               /s/ Christopher Larson
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

Dated:  4-22-03                      Signature: /s/ Craig Potts
       --------                                 ---------------
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

Dated: 4-22-03                       Signature: /s/ Christopher Larson
      --------                                  ----------------------
                                                Christopher Larson
                                                Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Cash Systems, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Craig Potts, Chief Executive Officer, and Christopher Larson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Craig Potts
-----------------------
Craig Potts
Chief Executive Officer
4/22/2003

 /s/ Christopher Larson
-----------------------
Christopher Larson
Chief Financial Officer
4/22/2003