Form 10QSB
period 2003-06-30
CASH SYSTEMS INC
filed 2003-08-14
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended June 30, 2003.


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

                                   August 8, 2003

                                     12,772,644
                                     ----------


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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
        June 30, 2003 (unaudited) and December 31, 2002 (audited)
                                               2003                  2002
                                            (Unaudited)            (audited)
               ASSETS
CURRENT ASSETS
 Cash                                   $    1,821,527      $     1,094,247
 Accounts receivable                             2,000                2,000
 Supplies                                       37,598                    -
 Employee advances                                   -                1,002
 Other current assets                          225,339               80,570
                                        --------------      ---------------
 Total current assets                   $    2,086,464      $     1,177,819
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                  1,512,217            1,211,737
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                             71,920               25,203
 Other receivable                              632,585              516,583
 Long-term receivable                          185,146              170,893
 Debt issuance costs, net                       19,216               46,228
                                        --------------      ---------------
 Total other Assets                            908,867              758,907
                                        --------------      ---------------
          TOTAL ASSETS                  $    4,507,548      $     3,148,463
                                        ==============      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt      $      793,193      $       665,062
 Current portion of capital lease
 obligations                                     3,321                7,849
 Note payable-officers                          13,357              101,646
 Accounts payable-trade                        400,459              262,074
 Credit card cash advance fees payable         796,624              640,434
 ATM commissions payable                       388,245              304,692
 Credit card chargebacks payable                57,949              365,210
 Accrued interest                               28,007               27,690
 Other accrued expenses                         97,648               62,691
                                        --------------      ---------------
  Total current liabilities                  2,578,803            2,437,348

LONG-TERM DEBT, NET                            149,504               17,598
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                              -                1,462
                                        --------------      ---------------
 Total liabilities                           2,728,307            2,456,408
                                        --------------      ---------------
STOCKHOLDERS' EQUITY
Common stock, par value of $.001, 50,000,000
 shares authorized, 12,738,144 and 12,600,195
 shares issued and outstanding                  12,738               12,600
Additional paid in capital                   1,584,648            1,409,421
Warrants                                     1,341,057            1,341,057
Deferred consulting services                  (105,276)            (119,742)
Accumulated deficit                         (1,053,926)          (1,951,281)
                                        --------------      ---------------
 Total Stockholders' Equity                  1,779,240              692,055
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $    4,507,548      $     3,148,463
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Six Months Ended
                                      June 30,              June 30,
                                 2003       2002          2003       2002
COMMISSIONS                   $ 7,872,149 $ 3,325,793 $14,873,574 $ 6,075,371
                              ----------- ----------- ----------- -----------

OPERATING EXPENSES
 Commission                     4,068,658   1,839,804   7,783,704   3,416,806
 Processing costs               1,532,563     590,462   2,893,191   1,089,554
 Armored carrier services         115,199      96,632     221,784     163,691
 Payroll and related services     617,872     295,329   1,109,343     654,880
 Compensation expense              61,702           -     101,616           -
 Other                            791,762     563,147   1,327,649     868,127
 Depreciation and amortization    122,249     132,038     244,498     264,075
                              ----------- ----------- ----------- -----------
  Total operating expenses      7,310,005   3,517,412  13,681,785   6,457,133
                              ----------- ----------- ----------- -----------
  Income (loss) from operations   562,144    (191,619)  1,191,789    (381,762)
                              ----------- ----------- ----------- -----------
OTHER INCOME (EXPENSE)
 Interest expense                (110,713)   (137,733)   (221,823)   (271,275)
 Amortization of original
   issue discount                 (36,501)   (292,804)    (73,005)   (292,804)
 Interest income                       99         631         394         720
                              ----------- ----------- ----------- -----------
 Total Other Income (Expense)    (147,115)   (429,906)   (294,434)   (563,359)
                              ----------- ----------- ----------- -----------
NET INCOME (LOSS)             $   415,029 $  (621,525) $  897,355 $  (945,121)
                              =========== =========== =========== ===========

INCOME (LOSS) PER COMMON
 SHARE - BASIC                $      0.03  $    (0.05)$      0.07 $     (0.08)
                              =========== =========== ===========  ==========
INCOME (LOSS) PER COMMON
 SHARE - DILUTED              $      0.03  $    (0.05)$      0.07  $    (0.08)
                              =========== =========== ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC             12,713,833  11,559,000  12,679,167  11,720,226
                              =========== =========== ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -DILUTED           13,425,491  11,559,000  13,222,820  11,720,226
                              =========== =========== ===========  ==========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                            Six Months Ended June 30,
                                             2003               2002
Cash flows from operating activities:
Net income (loss)                           $   897,355     $ (945,121)
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
 Depreciation and amortization                  244,498        264,075
 Compensation expense related to non-employee
 stock options                                  101,616         23,055
 Compensation expense related to
 exercise of warrants                                 -        134,919
 Amortization of original issue discount         73,005        149,577
 Warrants issued for debt conversions                 -        292,804
Changes in operating assets and liabilities:
 Accounts receivable                                  -        (15,147)
 Other receivable                              (116,002)       (12,928)
 Employee advances                                1,002         (2,000)
 Other current assets                          (144,768)         9,222
 Deposits and other                             (64,752)       (12,656)
 Supplies                                       (37,598)             -
 Long-term receivable                           (14,253)       (92,817)
 Accounts payable                               138,384        104,596
 Credit card cash advance fees payable          156,190         55,281
 ATM commissions payable                         83,553         67,989
 Credit card chargebacks payable               (307,261)       224,509
 Accrued interest                                   317        (10,887)
 Other accrued expenses                          34,957         16,799
                                            -----------     ----------
  Cash flows from operating activities        1,046,243        251,070
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment           (517,966)      (255,171)
                                            -----------     ----------
   Cash flows from investing activities        (517,966)      (255,171)
                                            -----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt and common
 stock warrants                                 390,000        200,000
 Payments on long-term debt                    (196,718)       (75,248)
 Net payments on note payable - officers        (88,289)      (146,824)
 Payments on capital lease obligations           (5,990)        (2,182)
 Proceeds from issuance of stock, net of costs  100,000        763,160
                                            -----------     ----------
   Cash flows from financing activities         199,003        738,906
                                            -----------     ----------

Increase in cash                                727,280        734,805

Cash, beginning of period                     1,094,247        221,365
                                            -----------     ----------
Cash, end of period                         $ 1,821,527     $  956,170
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issue discount                           $   221,506     $  164,078
                                            ===========     ==========
Conversion of notes payable into
   common stock                             $     6,250     $  425,000
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 2003 AND 2002 (UNAUDITED)

Note 1- Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income
(loss) per common share would have been changed to the pro forma amounts indicated below:


                              Three Months Ended       Six Months Ended
                              June 30,  June 30,       June 30,  June 30,
                                2003      2002           2003      2002
                                ----      ----           ----      ----

 Net income (Loss):
      As reported             415,029   (621,525)      897,355   (945,121)
      Pro forma               337,829   (621,525)      136,276   (945,121)

 Income (Loss) per
 common share - basic:
      As reported                0.03      (0.05)         0.07      (0.08)
      Pro forma                  0.03      (0.05)         0.01      (0.08)

 Income (Loss) per
 Common share - diluted:
      As reported                0.03      (0.05)         0.07      (0.08)
      Pro forma                  0.03      (0.05)         0.01      (0.08)

 Stock-based compensation
 cost:
      As reported                   0          0             0          0
      Pro forma                77,200          0       761,079          0


      In determining the compensation cost of the options granted during the three and six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:


                      For the Three Months Ended    For the Six Months Ended
                      June 30,          June 30,    June 30,        June 30,
                       2003              2002        2003            2002
                       ----              ----        ----            ----

 Risk-free
  interest rate              3%          N/A             3.4%             3%
 Expected life of
  options granted      10 years          N/A         10 years        3 years
 Expected volatility       253%          N/A             253%           253%
 Expected dividend
  yield                      0%          N/A               0%             0%


 Software Development Costs

      The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended June 30, 2003 and 2002, the Company capitalized $144,979 and $75,562 of costs related to the implementation of SOP 98-1, respectively, and $216,576 and $121,743 during the six months ended June 30, 2003 and 2002, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

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

     In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which superseded SFAS No 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," among other items. The Company adopted the provisions of SFAS No. 144 as of May 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. At this time, the Company believes that no material impairment of long-lived assets has occurred and that no reduction of the estimated useful lives of such assets is warranted.

 Revenue Recognition

      The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received and therefore does not have receivables from customers.

 Net Income (Loss) per Common Share

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 711,658 and 543,653 shares of dilutive securities for the three and six months ended June 30, 2003, respectively. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2002 because their inclusion would be anti-dilutive.

      Following is a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002, respectively:


                            Three Months Ended       Six Months Ended
                            June 30,  June 30,       June 30,  June 30,
                              2003      2002           2003      2002
                              ----      ----           ----      ----
 Net income (loss) per
 common share - basic:

 Net income (loss)       $    415,029 $  (621,525) $   897,355   $ (945,121)

 Weighted average
 shares outstanding        12,713,833  11,559,000    12,679,167  11,720,226

 Net income (loss) per
 common share - basic    $       0.03 $     (0.05) $       0.07 $    (0.08)

 Net income (loss) per
 common share - diluted:

 Net income (loss)       $    415,029 $  (621,525) $   897,355  $ (945,121)

 Weighted average shares
 outstanding               12,713,833   11,559,000   12,679,167  11,720,226

 Common stock equivalents     711,658            0      543,653           0

 Weighted average shares
 and potential diluted
 shares outstanding        13,425,491   11,559,000   13,222,820  11,720,226

 Net income (loss) per
 common share - Diluted $        0.03 $      (0.05)$       0.07 $     (0.08)


      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options to purchase 100,000 shares of common stock with a weighted average exercise price of $2.60 were outstanding for the six months ended June 30, 2003 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding for the three months ended June 30, 2003 were dilutive.

 Income Taxes

      At June 30, 2003, the Company has federal net operating loss carryforwards of approximately $1,956,000, which if not used, will begin to expire in 2019.

      Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

 Note 3- Equity

      During April 2003, 156,000 warrants were exercised at an exercise price of $1.50. Based on the warrant agreement, these warrants were exercised in lieu of cash with the warrant holder receiving shares equal to the difference between the fair value at the date of exercise and $1.50 per share. Common shares issued were 75,449 in connection with these agreements during the three months ended June 30, 2003 based on the average market price of common stock for the five days prior to and subsequent to when the common shares were issued.

 Note 4- Funding Arrangement

      In February 2000, the Company entered in to an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6% at June 30, 2003) or 10%, whichever is greater. At June 30, 2003 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

 Note 5 - Related Party Transactions

      The Company has unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at June 30, 2003 and December 31, 2002 was $13,357 and $101,646, respectively, and the notes bear interest at 6%. Interest expense for the three months ended June 30, 2003 and 2002 was $609 and $3,053. Interest expense for the six months ended June 30, 2003 and 2002 was $2,014 and $7,244. Accrued interest on the notes was $4,364 and $7,244 at June 30, 2003 and December 31, 2002, respectively.

 Note 6 - Commitments and Contingencies

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

 Note 7 - Litigation

      The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,185 less Dunbar Armored's counterclaim of $32,602.

      In the event the Company is unsuccessful in recovering the receivable recorded at June 30, 2003, which amounts to $632,585 based on the filed suit, the write off of this receivable will be material to the results of operations. In the event that the Company is unsuccessful in recovering the cash shortage from Dunbar, the Company will still be liable to the bank for the line of credit of $412,186. Although recovery of the $379,583 judgment or the remaining amounts of the Company's receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at June 30, 2003. (See Note
 10).

 Note 8 - Long-term receivable

      The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's check cashing business. The balance at June 30, 2003 and December 31, 2002 was $185,146 and $170,893,
 respectively, and is non-interest bearing.

 Note 9 -  Recently Issued Accounting Pronouncements

 SFAS No. 149

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

 SFAS No. 150

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

 FIN No. 45

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,
 Including Indirect Guarantees of Indebtedness of Others" (FIN 45).   FIN 45
 clarifies the requirements for a guarantor's accounting for and disclosure
 of certain guarantees issued and outstanding.   The initial recognition and
 initial measurement provisions of FIN 45 are applicable to guarantees
 issued or modified after December 31, 2002.   The disclosure requirements
 of FIN 45 are effective for financial statements for periods ending after
 December 15, 2002.   The adoption of FIN 45 did not impact the Company's
 consolidated financial statements.

 FIN No. 46

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

 Note 10 - Subsequent Events

      On July 22, 2003, the Company executed a Stock Purchase Agreement with Equitex, Inc. ("Equitex") and Chex Services, Inc. ("Chex"), pursuant to which the Company will acquire all of Chex's outstanding common stock from Equitex. Upon closing this contemplated transaction, the Company will issue 9,000,000 shares of its common stock to Equitex.

      The following unaudited pro forma consolidated statements of operations for the six months ended June 30, 2003 present the Company's results of operations assuming that the transaction with Chex had been completed on January 1, 2003, the first day of the Company's fiscal year ending December 31, 2003. The unaudited pro forma statements for the period presented do not purport to represent what the Company's results of operations actually would have been had the transaction occurred on the date noted above, or the project the Company's results of operation for any future periods.

                CASH SYSTEMS, INC. AND SUBSIDIARIES
          PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                               2003
 COMMISSIONS ON CASH ADVANCES, CHECK CASHING FEES
   AND AUTOMATED TELLER MACHINES                           $ 25,353,309

 OPERATING EXPENSES
      Commissions                                            11,108,934
      Processing costs                                        3,000,222
      Bad Debt                                                1,320,342
      Armored carrier services                                  260,170
      Payroll and related services                            3,703,668
      Compensation expense related to warrant and options       101,616
      Other                                                   2,804,546
      Depreciation and amortization                             413,437
           Total Operating Expenses                          22,712,935

      Income (Loss) from Operations                           2,640,374

 OTHER INCOME (EXPENSE)
      Interest expense                                         (824,590)
      Amortization of original issue discount                   (73,005)
      Interest income                                               394
           Total Other Income (Expense)                        (897,201)

      Income before income taxes                              1,743,173
      Provision for income taxes                                338,327
                                                                -------
      Net income                                           $  1,404,846
                                                              =========
      Proforma income per common share - basic             $       0.06
      Proforma income per common share - diluted           $       0.06

      Proforma weighted average common shares
       outstanding - basic                                   21,679,167

      Proforma weighted average common shares
       outstanding - diluted                                 22,468,601


      In August 2003, the Company will also seek an Order from the Hennepin County District Court to recover its attorneys' fees and other related costs incurred in the Dunbar Armor litigation. Defendant Dunbar Armored, Inc. recently brought a Motion seeking a new trial, judgment notwithstanding the verdict and its attorneys' fees.

 Item 2. Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

      The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

      OVERVIEW

      The Company is a provider of cash access services to the gaming and retail industries. The Company's core products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.

      As mentioned in Note 10 above, the Company executed a Stock Purchase Agreement with Equitex, Inc. ("Equitex") and Chex Services, Inc. ("Chex") to purchase all of Chex's common stock. At the closing of this transaction, if completed, the Company will receive approximately $4 million cash and Equitex will receive 9 million shares of Company common stock. Chex would become a wholly owned subsidiary of the Company.

      Chex is also in the casino cash access industry and currently has agreements to provide check cashing, credit/debit card cash advance and/or ATM services to approximately 30 gaming establishments across the United States. If this transaction is completed, the combined organization will provide services to over 120 casinos across the United States.

      Closing of the Chex transaction is subject to certain requirements, including necessary stockholder approval of Equitex and Company shareholders, completion of final documentation, due diligence and other customary pre-closing conditions. Furthermore, closing of the Chex transaction is contingent upon an effective S-4 registration of Company shares to be received by Equitex, the private placement of Equitex common stock owned by Chex and the payment of certain notes receivable held by Chex. There is no assurance this transaction will be completed or with terms beneficial to the Company. If and when the Chex transaction is completed, the Company will file a Current Report on Form 8-K disclosing its terms.

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

      The Company offers two check cashing solutions to the gaming industry. First, it provides casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. The Company's second check cashing is a combined cash advance/check guarantee platform which integrates Certegy Check Services, Inc.'s check acceptance technology with our cash advance systems.

      The Company is seeking to develop additional technology that enhances the ability of casinos to provide a more enjoyable experience for their customers. For example, we recently completed the development of a Player Loyalty Station. This interactive kiosk device allows casino patrons to participate in games that randomly award prizes. The intended purposes of Player Loyalty Stations are to increase casino patronage and allow casinos to obtain information from their customers.

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

 Critical Accounting Policies and Estimates
 ------------------------------------------

      Impairment of Long-Lived Assets

      The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the three and six months ended June 30, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

      Capitalized Software Development Costs

      The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended June 30, 2003 and 2002, the Company capitalized $144,979 and $75,562 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method.
 During the six months ended June 30, 2003 and 2002, the Company capitalized $216,756 and $121,743 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

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

 Three months ended June 30, 2003, compared to June 30, 2002.
 --------------------------------------------------------------

      Revenues for the three months ended June 30, 2003, were $7,872,149, compared to $3,325,793 for the same period in 2002. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. The Company currently provides cash access services at over 90 casinos nationwide.

      Operating expenses for the three months ended June 30, 2003, were $7,310,005, compared to $3,517,412 for the same period in 2002. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid and credit card processing costs, expansion of the Company's full service check cashing operations, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants.

      Interest expense for the three months ended June 30, 2003, was $110,713, compared to $137,733 for the same period in 2002. The decrease due, in part, to repayment of certain notes that the Company issued during May and July 2001, and reduction of the original issue discount amortization recorded as a result of common stock warrants issued in conjunction with the loan transactions, and our partial repayment of our convertible note with VirtualFund.com, Inc.

 Six months ended June 30, 2003, compared to June 30, 2002.
 ----------------------------------------------------------

      During the six months ended June 30, 2003, the Company received revenues of $14,873,574, as compared to $6,075,371 for the same period in 2002. This increase is also due to the continued expansion of products and services to additional gaming operations.

      Operating expenses for the six months ended June 30, 2003, were $13,681,785, compared to $6,457,133 for the same period in 2002. Increased commissions paid, credit card processing costs, expansion of the Company's full service check cashing operations, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants were the principal reasons for this increase.

      During the six month period ended June 30, 2003, interest expense was $221,823, compared to $271,275 for the same period in 2002. This decrease is due, in part, to a reduction in amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and partial repayment our convertible note in favor of VirtualFund.com, Inc.

 Liquidity and Capital Resources.
 --------------------------------

      At June 30, 2003, cash was $1,821,527, compared to $1,094,247 at
 December 31, 2002. This increase of $727,280 primarily resulted from the $1,046,243 in cash flow from operating activities for the period ended June 30, 2003, compared to $251,070 for the same period in 2002. Additional factors include a private placement offering generating gross proceeds of $115,000 through the sale of 57,500 units of common stock and loan proceeds of $390,000 from a February 2003 Promissory Note with 21st Century Investment Co.

      For the six months ended June 30, 2003, the Company purchased $517,966 in property and equipment, compared to $255,171 for the same period in 2002. This increase is due to development of new systems which the Company hopes to introduce to the marketplace and equipment for installation at new casino clients.

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

      If the acquisition of Chex is completed, the Company will significantly increase cash and debt. Furthermore, if the Company is able to obtain listing with a national exchange following the Chex transaction, it may or may not have new opportunities with regard to financing through financial banking institutions and capital raising through equity markets.

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

 Safe Harbor Statement.
 ----------------------

      Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, our ability to raise capital, and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

 Item 3. Controls and Procedures.
         ------------------------

      (a) As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II- OTHER INFORMATION

 Item 1. Legal Proceedings.
         ------------------

      As mentioned above, the trial of the Company's lawsuit against Dunbar Armored, Inc. concluded in June 2003, with judgment being entered in favor of the Company in the amount of $379,583. In August 2003, the Company is bringing a Motion for recovery of attorneys' fees and other costs associated with the ATM shortage. Dunbar Armored, Inc. has brought a Motion seeking a new trial, judgment notwithstanding the verdict and attorneys' fees. The Company believes, based on the advice of counsel, that it has a meritorious claim for the relief it seeks in the August 2003, namely attorneys' fees and costs, as well as defenses to Dunbar's recent Motion for a new trial, judgment notwithstanding the verdict and attorneys' fees.

       Except for the matter described above and in Note 7 of our consolidated financial statements, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

 Item 2. Changes in Securities.
         ----------------------

 Recent Sales of Unregistered Securities.
 ----------------------------------------

      The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the quarterly period ended June 30, 2003, and since then, which were not registered under the 1933 Act:

                                         Number
                          Date           of         Aggregate
 Name of Owner            Acquired       Shares (1) Consideration
 -------------            --------       ------     -------------
 Corporate Capital        4-30-03        75,449    Exercise of cashless
 Management, LLC                                   warrant

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

 Item 6. Exhibits and Reports on Form 8-K.
         ---------------------------------
      (a)  Exhibits.

           31.1 - 302 Certification of Craig Potts.

           31.2 - 302 Certification of Christopher Larson.

           32 - 906 Certification.

      (b)  Reports on Form 8-K.

      Current Report on Form 8-K filed on June 4, 2003 disclosing letter of intent to purchase assets of Chex.

      Current Report on Form 8-K filed on July 23, 2003 disclosing agreement to acquire the common stock of Chex.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASH SYSTEMS, INC., a Delaware
                                             corporation


 Dated: 8-14-03                               /s/ Craig Potts
       ---------------                       --------------------------
                                             Craig Potts, President and
                                             Chief Executive Officer


 Dated: 8-14-03                              /s/ Christopher Larson
       ---------------                       --------------------------
                                             Christopher Larson
                                             Chief Financial Officer