Form 10QSB
period 2003-09-30
CASH SYSTEMS INC
filed 2003-11-14
CIK 861050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended September 30, 2003.


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

                                 November 11, 2003

                                     12,887,587
                                     ----------


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

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
        September 30, 2003 (unaudited) and December 31, 2002 (audited)
                                               2003                  2002
                                            (Unaudited)            (audited)
               ASSETS
CURRENT ASSETS
 Cash                                   $    1,826,959      $     1,094,247
 Accounts receivable                                 0                2,000
 Employee advances                                   0                1,002
 Supplies                                       43,569                    0
 Other current assets                          220,521               80,570
                                        --------------      ---------------
 Total current assets                   $    2,091,049      $     1,177,819
                                        --------------      ---------------

PROPERTY AND EQUIPMENT, NET                  1,790,953            1,211,737
                                        --------------      ---------------
OTHER ASSETS
 Deposits and other                             86,293               25,203
 Other receivable                              642,823              516,583
 Long-term receivable                          273,306              170,893
 Debt issuance costs, net                        5,703               46,228
                                        --------------      ---------------
 Total other Assets                          1,008,125              758,907
                                        --------------      ---------------
          TOTAL ASSETS                  $    4,890,127      $     3,148,463
                                        ==============      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt      $      775,842      $       665,062
 Current portion of capital lease
 obligations                                         0                7,849
 Note payable-officers                               0              101,646
 Accounts payable-trade                        255,119              262,074
 Credit card cash advance fees payable         835,642              640,434
 ATM commissions payable                       423,406              304,692
 Credit card chargebacks payable                61,683              365,210
 Accrued interest                               22,957               27,690
 Other accrued expenses                         62,775               62,691
                                        --------------      ---------------
  Total current liabilities                  2,437,424            2,437,348

LONG-TERM DEBT, NET                            184,920               17,598
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                              0                1,462
                                        --------------      ---------------
 Total liabilities                           2,622,344            2,456,408
                                        --------------      ---------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000
shares authorized, 0 shares issued and
outstanding                                          0                    0
Common stock, par value of $.001, 50,000,000
 shares authorized, 12,772,644 and 12,600,195
 shares issued and outstanding                  12,773               12,600
Additional paid in capital                   1,584,613            1,409,421
Warrants                                     1,341,057            1,341,057
Deferred consulting services                   (43,575)            (119,742)
Accumulated deficit                           (627,085)          (1,951,281)
                                        --------------      ---------------
 Total Stockholders' Equity                  2,267,783              692,055
                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $    4,890,127      $     3,148,463
                                        ==============      ===============

           See accompanying notes to consolidated financials statements.

                  CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                                Three Months Ended      Nine Months Ended
                                  September 30,            September 30,
                                 2003       2002          2003       2002
COMMISSIONS ON CASH ADVANCES
AND AUTOMATED TELLER MACHINES $ 9,075,784 $ 4,328,753 $23,949,358 $10,404,124
                              ----------- ----------- ----------- -----------

OPERATING EXPENSES
 Commission                     4,523,921   2,209,126  12,307,625   5,625,932
 Processing costs               1,688,720     923,074   4,581,911   2,012,628
 Armored carrier services         123,127      58,386     344,911     222,077
 Payroll and related services     815,264     326,150   1,924,607     981,030
 Compensation expense related to
 warrant and options               61,701           0     163,317           0
 Other                          1,176,257     442,598   2,503,906   1,310,725
 Depreciation and amortization    122,257     107,799     366,755     371,874
                              ----------- ----------- ----------- -----------
  Total operating expenses      8,511,247   4,067,133  22,193,032  10,524,266
                              ----------- ----------- ----------- -----------
  Income (Loss) from Operations   564,537     261,620   1,756,326    (120,142)
                              ----------- ----------- ----------- -----------
OTHER INCOME (EXPENSE)
 Interest expense                (101,345)    (92,919)   (323,168)   (364,194)
 Amortization of original issue
 discount                         (36,503)          0    (109,508)   (292,804)
 Interest income                      152         627         546       1,347
                              ----------- ----------- ----------- -----------
 Total Other Income (Expense)    (137,696)    (92,292)   (432,130)   (655,651)
                              ----------- ----------- ----------- -----------
NET INCOME (LOSS)             $   426,841 $   169,328 $ 1,324,196 $  (775,793)
                              =========== =========== =========== ===========

INCOME (LOSS) PER COMMON
 SHARE - BASIC                $      0.03  $     0.01 $      0.10 $     (0.07)
                              =========== =========== ===========  ==========
INCOME (LOSS) PER COMMON
 SHARE - DILUTED              $      0.03  $     0.01 $      0.10  $    (0.07)
                              =========== =========== ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -BASIC             12,762,677  12,238,973  12,739,093  11,894,575
                              =========== =========== ===========  ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING -DILUTED           13,613,040  12,631,922  13,384,983  11,894,575
                              =========== =========== ===========  ==========

         See accompanying notes to consolidated financial statements.

                   CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                          Nine Months Ended September 30,
                                             2003               2002
Cash flows from operating activities:
Net income (loss)                           $ 1,324,196     $ (775,793)
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
 Depreciation and amortization                  407,280        371,874
 Compensation expense related to non-employee
 stock options                                  163,317         34,583
 Compensation expense related to cashless
 exercise of warrants                                 0        134,919
 Amortization of original issue discount        109,508        181,359
 Warrants issued for debt conversions                 0        292,804
Changes in operating assets and liabilities:
 Accounts receivable                              2,000          9,790
 Other receivable                              (126,240)       (15,909)
 Employee advances                                1,002         (3,602)
 Other current assets                          (139,951)       (15,312)
 Deposits and other                             (79,125)        (2,043)
 Supplies                                       (43,569)             0
 Long-term receivable                          (102,413)      (130,902)
 Accounts payable                                (6,955)      (111,352)
 Credit card cash advance fees payable          195,208         70,638
 ATM commissions payable                        118,714         98,581
 Credit card chargebacks payable               (303,527)       192,280
 Accrued interest                                (4,733)       (13,676)
 Other accrued expenses                              84         24,680
                                            -----------     ----------
  Cash flows from operating activities        1,514,796        342,919
                                            -----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment           (945,971)      (484,173)
                                            -----------     ----------
   Cash flows from investing activities        (945,971)      (484,173)
                                            -----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt and common
 stock warrants                                 490,000        209,000
 Payments on long-term debt                    (315,156)      (174,557)
 Net payments on note payable - officers       (101,646)      (200,821)
 Payments on capital lease obligations           (9,311)        (4,739)
 Proceeds from issuance of stock, net of costs  100,000        763,160
                                            -----------     ----------
   Cash flows from financing activities         163,887        592,043
                                            -----------     ----------

Increase in cash                                732,712        450,789

Cash, beginning of period                     1,094,247        221,365
                                            -----------     ----------
Cash, end of period                         $ 1,826,959     $  672,154
                                            ===========     ==========
Supplemental cash flows information:

  Cash paid for financing costs and interest
   expense, net of amortization of original
   Issue discount                           $   218,393     $  229,025
                                            ===========     ==========
  Conversion of notes payable into common
   stock                                    $     6,250     $  425,000
                                            ===========     ==========

  Exercise of warrants into common stock    $         0     $  136,274
                                            ===========     ==========

          See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

Note 1- Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income
(loss) per common share would have been changed to the pro forma amounts indicated below:

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


                For the three months ended   For the nine months ended
                    September 30,              September 30,
                    2003        2002             2003       2002

Net income (Loss):
     As reported  $ 426,841   $   169,328      $  1,324,196      $ (775,793)
     Pro forma      426,841       136,378           563,117        (808,743)

Income (Loss) per
common share   basic:
     As reported       0.03          0.01              0.10           (0.07)
     Pro forma         0.03          0.01              0.04           (0.07)

Income (Loss) per
Common share   diluted:
     As reported       0.03          0.01              0.10           (0.07)
     Pro forma         0.03          0.01              0.04           (0.07)

Stock-based compensation
cost:
     As reported          0             0                 0               0
     Pro forma            0       (32,950)         (761,079)        (32,950)


     In determining the compensation cost of the options granted during the three and nine months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                     For the three months ended   For the nine months ended
                         September 30,              September 30,
                         2003        2002             2003       2002

Risk-free interest rate       3%          N/A           3.4%          3%
Expected life of options
  granted                10 years         N/A       10 years      3 years
Expected volatility         253%          N/A           253%        253%
Expected dividend yield       0%          N/A             0%          )%

Software Development Costs

     The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended September 30, 2003 and 2002, the Company capitalized $189,532 and $71,982 of costs related to the implementation of SOP 98-1, respectively, and $406,108 and $193,726 during the nine months ended September 30, 2003 and 2002, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," among other items. The Company adopted the provisions of SFAS No. 144 as of May 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. At this time, the Company believes that no material impairment of long-lived assets has occurred and that no reduction of the estimated useful lives of such assets is warranted.

Revenue Recognition

     The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received; and therefore, does not have receivables from customers.

Net Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 850,363 and 645,890 shares of dilutive securities for the three and nine months ended September 30, 2003, respectively and 392,949 shares of dilutive securities for the three months ended September 30, 2002. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2002 because their inclusion would be anti-dilutive.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


Following is a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002, respectively:


                             Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                               2003      2002           2003      2002
                             -------- ---------       -------- --------
Income (loss) per
common share - basic:

Net income (loss)           $  426,841  $ 169,328  $1,324,196  $ (775,793)

Weighted average shares
outstanding                 12,762,677 12,238,973  12,739,093  11,894,575

Income (loss) per
common share - basic        $     0.03  $    0.01  $     0.10  $    (0.07)

Income (loss) per
Common share - diluted:

Net income (loss)           $  426,841  $ 169,328  $1,324,196  $ (775,793)

Weighted average shares
outstanding                 12,762,677 12,238,973  12,739,093  11,894,575

Common stock equivalents       850,363    392,949     645,890           -
                            ---------- ----------  ----------  ----------
Weighted average shares
and potential diluted
shares outstanding          13,613,040 12,631,922  13,384,983  11,894,575
                            ---------- ----------  ----------  ----------
Net income (loss) per
common share - Diluted      $     0.03 $     0.01  $     0.10  $    (0.07)

     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


     Warrants to purchase 50,000 shares of common stock with a weighted average exercise price of $2.40 were outstanding at September 30, 2002 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2002. All options and warrants outstanding for the three and nine months ended September 30, 2003 were dilutive.

Note 3- Equity

During July 2003, a total of 83,000 warrants were exercised at an exercise price of $1.50 for 33,000 shares and $2.40 for 50,000 shares. Based on the warrant agreement, these warrants were exercised in lieu of cash with the warrant holder receiving shares equal to the difference between the fair value at the date of exercise and the respective exercise price per share. Common shares issued were 34,500 in connection with these agreements during the three months ended September 30, 2003 based on the average market price of common stock for the five days prior to and subsequent to when the common shares were issued.

Note 4- Income Taxes

At September 30, 2003, the Company has federal net operating loss carryforwards of approximately $1,530,000, which if not used, will begin to expire in 2019.

Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.

Note 5-Funding Arrangement

     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6% at September 30, 2003) or 10%, whichever is greater. At September 30, 2003 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

Note 6- Note Payable

In September 2003, the Company entered into a $100,000 note payable with 21st Century Investment Co. The note is due in September 2005, has monthly payments of $4,570 and bears interest at 9%. The outstanding balance at September 30, 2003 was $100,000.

Note 7 - Related Party Transactions

     The Company had unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The balance at September 30, 2003 and December 31, 2002 was $0 and $101,646, respectively, and the notes bore interest at 6%. Interest expense for the three months ended September 30, 2003 and 2002 was $0 and $1,275, respectively. Interest expense for the nine months ended September 30, 2003 and 2002 was $2,014 and $8,519, respectively. Accrued interest on the notes was $0 and $7,244 at September 30, 2003 and December 31, 2002, respectively.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


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

Note 9 - Litigation

     The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In August 2003, the Company sought an Order from the Hennepin County District Court to recover its attorneys' fees and other related costs incurred in the litigation. Defendant Dunbar Armored, Inc. brought a Motion seeking a new trial, judgment notwithstanding the verdict and its attorneys' fees. In the event the Company is unsuccessful in recovering the receivable recorded at September 30, 2003, which amounts to $642,823 based on the filed suit, the write off of this receivable will be material to the results of operations. In the event that the Company is unsuccessful in recovering the cash shortage from Dunbar, the Company will still be liable to the bank for the line of credit of $412,186. Although recovery of the $379,583 judgment or the remaining amounts of the Company's receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at September 30, 2003.

Note 10 - Long-term receivable

     The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's check cashing business. The balance at September 30, 2003 and December 31, 2002 was $273,306 and $170,893,
respectively, and is non-interest bearing.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)


Note 11 -  Subsequent Events

On July 22, 2003, the Company executed a Stock Purchase Agreement with Equitex, Inc. ("Equitex") and Chex Services, Inc. ("Chex"), pursuant to which the Company would acquire all of Chex's outstanding common stock from Equitex. Upon closing this contemplated transaction, the Company would issue 9,000,000 shares of its common stock to Equitex. On November 11, 2003, Equitex informed the Company that its Board of Directors had accepted a competing bid from iGames Entertainment, Inc. The Company is currently evaluating its options with respect to this matter.

On October 31, 2003, the Company submitted an application for listing of its common stock trading on the American Stock Exchange ("AMEX"). There can be no assurance that the Company's stock will be listed on AMEX.

In November 2003, the Company refinanced its note with Fidelity Bank (see Note
9). The note will bear interest at 2% plus prime rate or 8 1/2% whichever is higher and will mature in July 2005.

 Item 2. Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

      The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

      OVERVIEW

      The Company is a provider of cash access services to retail industries, including gaming and other establishments. The Company's core products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.

      On July 23, 2003, the Company executed a Stock Purchase Agreement with Equitex, Inc. ("Equitex"), the parent company of Chex Services, Inc. ("Chex"), and Chex to purchase all of Chex's common stock. At the closing of this transaction, if completed, Equitex would receive 9 million shares of Company common stock. Chex would become a wholly owned subsidiary of the Company.

      On November 11, 2003, which is subsequent to the period covered by this Report, the Company received a letter from the President of Equitex stating that Equitex' Board of Directors had determined that a different offer from a third entity was superior to the transactions contemplated by the Stock Purchase Agreement. The Company is currently determining how it wishes to proceed in this matter and will promptly file a Current Report on Form 8-K disclosing its intended course of action.

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

      The Company is seeking to develop additional technologies that enhance the ability of casinos to provide a more enjoyable experience for their customers. For example, we recently completed the development of a Player Loyalty Station. This interactive kiosk device allows casino patrons to participate in games that randomly award prizes. The intended purposes of Player Loyalty Stations are to increase casino patronage and allow casinos to obtain information from their customers.

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

 Critical Accounting Policies and Estimates
 ------------------------------------------

      Impairment of Long-Lived Assets

      The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the three and nine months ended September 30, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

      Capitalized Software Development Costs

      The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended September 30, 2003 and 2002, the Company capitalized $189,532 and $71,982 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method.
During the nine months ended September 30, 2003 and 2002, the Company capitalized $406,108 and $193,726 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

      Receivables

      The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of the uncollectibility of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of a successful outcome of our suit filed against an insurance company. Such revisions in our estimates of the potential collectibility of receivables could materially impact our consolidated results of operation and financial position.

 Three months ended September 30, 2003, compared to September 30, 2002.
 ----------------------------------------------------------------------

      Revenues for the three months ended September 30, 2003, were $9,075,784, compared to $4,328,753 for the same period in 2002. The increase in revenues is due to the continued expansion of products for, and services to, additional gaming operations. The Company currently provides cash access services at over 90 casinos nationwide.

      Operating expenses for the three months ended September 30, 2003, were $8,511,247, compared to $4,067,133 for the same period in 2002. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid and credit card processing costs, expansion of the Company's full service check cashing operations, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants.

      Interest expense for the three months ended September 30, 2003, was $101,345, compared to $92,919 for the same period in 2002. The increase was due, in part, to a loan entered into by the Company in February, 2003, for $390,000.

Nine months ended September 30, 2003, compared to September 30, 2002.
---------------------------------------------------------------------

      During the nine months ended September 30, 2003, the Company received revenues of $23,949,358, as compared to $10,404,124 for the same period in 2002. This increase is also due to the continued expansion of products to, and services for, additional gaming operations.

      Operating expenses for the nine months ended September 30, 2003, were $22,193,032, compared to $10,524,266 for the same period in 2002. Increased commissions paid, credit card processing costs, expansion of the Company's full service check cashing operations, depreciation, expensing of non-employee stock options and expensing of compensation related to exercise of warrants were the principal reasons for this increase.

      During the nine month period ended September 30, 2003, interest expense was $323,168, compared to $364,194 for the same period in 2002. This decrease is due, in part, to a reduction in amortization of the original issue discount recorded as a result of common stock warrants issued in conjunction with the loan transactions, and partial repayment our convertible note in favor of VirtualFund.com, Inc.

 Liquidity and Capital Resources.
 --------------------------------

      At September 30, 2003, cash was $1,826,959, compared to $1,094,247 at December 31, 2002. This increase of $732,712 primarily resulted from the $1,514,796 in cash flow from operating activities for the period ended September 30, 2003, compared to $342,919 for the same period in 2002. Additional factors include a private placement offering generating gross proceeds of $115,000 through the sale of 57,500 units of common stock and loan proceeds of $390,000 from a February 2003 Promissory Note with 21st Century Investment Co. and $100,000 from a September 2003 Promissory Note with the same entity.

      For the nine months ended September 30, 2003, the Company purchased
$945,971 in property and equipment, compared to $484,173 for the same   period
in 2002. This increase is due to development of new systems which the Company hopes to introduce to the marketplace and equipment for installation at new casino clients.

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

      If the Company is able to obtain listing with a national exchange, it may or may not have new opportunities with regard to financing through financial banking institutions and capital raising through equity markets.

      The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. However, the Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 24 months. The Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

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

      Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment and/or costs of processing cash advance transactions, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

 Item 3. Controls and Procedures.
         ------------------------

     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its President and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange
Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II- OTHER INFORMATION

 Item 1. Legal Proceedings.
         ------------------

      The trial of the Company's lawsuit against Dunbar Armored, Inc. concluded in June 2003, with judgment being entered in favor of the Company in the amount of $379,583. In September, 2003, the Company brought a motion for recovery of attorneys' fees and other costs associated with the ATM shortage. Dunbar Armored, Inc. brought a motion seeking a new trial, judgment notwithstanding the verdict and attorneys' fees. The Court is expected to make its ruling by December, 2003. The Company believes, based on the advice of counsel, that it has a meritorious claim for the relief it sought in its September 2003 motion, as well as defenses to Dunbar's motion.

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

Item 2. Changes in Securities.
         ----------------------

Recent Sales of Unregistered Securities.
----------------------------------------

      The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the quarterly period ended September 30, 2003, and since then, which were not registered under the 1933 Act:

                                         Number
                          Date           of         Aggregate
 Name of Owner            Acquired       Shares (1) Consideration
 -------------            --------       ------     -------------

 Equity Securities  7-28-03        34,500    Exercise of cashless
 Investments, Inc.                           warrant


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

 Item 5. Other Information.
         ------------------

      On October 31, 2003, which is subsequent to the period covered by this Report, the Company submitted an application for listing of its common stock on the American Stock Exchange LLC (the "Exchange"). The Company has recently filed its response to certain comments that the Exchange has raised and will continue to use its best efforts to obtain a listing. However, we can not provide any assurance that we will ultimately be successful in this regard.

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

     Current Report on Form 8-K filed on August 20, 2003 disclosing second quarter 2003 financial results.

                               SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASH SYSTEMS, INC., a Delaware
                                             corporation


 Dated: 11/14/03                              /s/ Craig Potts
       ---------------                       --------------------------
                                             Craig Potts, President and
                                             Chief Executive Officer


 Dated: 11/14/03                              /s/ Christopher Larson
       ---------------                       --------------------------
                                             Christopher Larson
                                             Chief Financial Officer