Form 10KSB
period 2003-12-31
CASH SYSTEMS INC
filed 2004-03-31
CIK 861050

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

                  Commission File No.  0-18317
                                       -------

                         CASH SYSTEMS, INC.
                         ------------------
             (Name of Small Business Issuer in its Charter)

         DELAWARE                                         87-0398535
         --------                                         ----------
(State or other jurisdiction of                     (I.R.S. Incorporation or
       organization)                                   Employer I.D. No.)

                3201 West County Road 42, Suite 106
                   Burnsville, Minnesota  55306
                   ----------------------------
             (Address of Principal Executive Office)

      Issuer's Telephone Number, Including Area Code:  (952) 895-8399
                                                       --------------

                              Not Applicable
                              --------------
 (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: Common Stock Name of Each Exchange on Which Registered: American Stock Exchange Securities Registered under Section 12(g) of the Exchange Act: Common Stock

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X   No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $32,728,186.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 3, 2004: $40,820,312. There are approximately 6,280,048 shares of common voting stock of our Company held by non-affiliates, valued at such date at $6.50.

          (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

     Not applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         March 3, 2004

                           13,903,598

              DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

     Transitional Small Business Issuer Format   Yes  X   No

                             PART I

Item 1.  Description of Business.

Business Development.
---------------------

     General.
     --------

     Cash Systems, Inc.'s ("we," "our," "our Company," "us" and words of similar import) predecessor was organized under the laws of the State of Utah on June 23, 1983, under the name "Cameron Resources, Inc." Effective October 3, 1989, Cameron Resources merged into Unicom, Inc., a Delaware corporation, for the sole purpose of changing its domicile to the State of Delaware. Unicom changed its name to Unistone, Inc. on September 9, 1998.

     Pursuant to a Plan of Reorganization and Stock Exchange Agreement dated October 9, 2001, Unistone, Inc. acquired all of the outstanding capital stock of Cash Systems, Inc., a Minnesota corporation ("CS"), in exchange for the issuance of a total of 10,550,000 shares of Unistone's common stock (the "Plan of Reorganization"). In connection with the Plan of Reorganization, Unistone changed its name to "Cash Systems, Inc." For additional information respecting this reorganization, see our 8-K Current Report dated October 21, 2001, which is referenced Part III, Item 13, and is incorporated herein by reference.

     During 2003.
     ------------

     On July 23, 2003, we executed an Agreement and Plan of Merger ("Merger Agreement") with Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. whereby we were to form a wholly-owned subsidiary of our own that would merge with and into Chex Services, Inc. and pursuant to which Chex Services, Inc, would become our wholly-owned subsidiary. On December 4, 2003, we notified Equitex, Inc, and Chex Services, Inc. that we were terminating the Merger Agreement because we were notified that Equitex, Inc. had accepted a competing offer. Conflicting legal actions were filed by the parties, and a tentative settlement of these claims has been reached. See Part I, Item 3.

     In December, 2003, the American Stock Exchange ("AMEX") approved the listing of our common stock on its exchange. Our common stock began trading on the AMEX on January 6, 2004 under the stock symbol "CKN."

     Previous Years.
     ---------------

     For a description of the business development of our Company through the calendar year ended December 31, 2002, see our Annual Reports on Form 10-KSB for the calendar years ended December 31, 2002 and 2001, which have been previously filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See Part III, Item 13.

     Events Subsequent to 2003.
     --------------------------

     As part of a bridge financing which closed on January 2, 2004, we issued 476,190 shares of common stock that are "restricted securities" at a price of $5.25 per share to a single investor, for aggregate proceeds of $2,500,000. This investor has the same registration rights being offered to the investors in the private placement of our securities that is discussed below under this heading.

     On January 7, 2004, we announced that we had entered into a multi-year contract with Native American Cash Systems of Florida, Inc. to provide cash access services at the Seminole Tribe of Florida casinos, including ATM, check cashing and cash advance services.

     In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement in accordance with the rules promulgated under the Securities Act of 1933, as amended (the "Securities Act"), for a non-public offerings of securities to "accredited investors" only. We are required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. We sold 1,810,000 shares of our common stock for gross proceeds of $9,050,000 on March 25, 2004, and anticipate closing of the remaining $950,000 by April 12, 2004, at which time AMEX is anticipated to approve the sale of 160,000 of our shares that are being offered to Gordon T. Graves, one of our directors. See our Definitive Information Statement that is incorporated herein by reference, Part III, Item 13, respecting Board of Director and stockholder approval of Mr. Graves' participation in this offering.

Business.
---------

     Since our Company's acquisition of Cash Systems, Inc., a Minnesota corporation ("CS"), in October, 2001, as described in our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, our operations have been those of CS. CS is our wholly-owned subsidiary. Since its founding in 1997, CS has grown from a regional ATM company to a national provider of Cash Access Services to the gaming and retail industries. Our primary products include credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services"). Presently, our Cash Access Services are utilized at over 200 gaming and retail locations nationwide.

     Products.
     ---------

     We have developed three primary products: credit/debit card cash advance, ATM and check cashing solutions. These products are the primary means by which casinos make cash available to gaming customers.

     Credit/Debit Card Cash Advance. In August 2000, we introduced our first credit/debit card cash advance ("CCCA") product. Since then, our CCCA products have been installed at over 90 casinos. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

     In order to initiate a CCCA transaction, gaming patrons visit a Company kiosk located on the casino floor which houses a point-of-sale terminal equipped with our Company's software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with three options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. The third option is to hand-write the information on the check. After one of the three options is selected, a printer attached to the cage terminal will generate a Company check. The cashier will give the customer cash in the amount requested after he/she signs the Company check. Our check is then deposited by the casino into its account for payment from a Company account and our Company debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number (PIN). For credit card advances, customers pay a service charge typically between 6%-7%.

     ATMs. As previously noted, we began as a regional provider of ATM services. Presently, our ATM services are used by retailers (primarily convenience and grocery stores) and casinos. We offer ATM customers a full menu of services. First, we process ATM transactions through ATM networks with whom we have licensing agreements. Second, our Company is a reseller of ATMs, though we made no sales of ATM's in calendar 2003 or 2002. Third, through lease agreements, we provide ATM vault cash, maintenance and armored car service.

     The ATM services referenced above are not unique; however, we offer an "All-In-1 ATM" that integrates its CCCA software into a single machine.

     Check Cashing. We provide casinos with full service check cashing services. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing.

Management.
-----------

     The current officers of our Company include Craig Potts, its founder, President and CEO, and Christopher Larson, its Chief Financial Officer. Mr. Potts has been in the cash access industry for approximately 11 years. He has been instrumental in product development and obtaining new clients. Mr. Larson is a Certified Public Accountant. Prior to joining CS in 1999, Mr. Larson represented several automotive retail clients in tax and accounting matters. For additional information about our management, see Item 9.

Capital Requirements.
---------------------

     With our Company's business model, there are three areas requiring significant amounts of capital: (i) full service check cashing operations;
(ii) the purchase of equipment; and (iii) product development. In order to meet these needs, we intend to seek both equity and debt financing. With regard to equity financing, we recently partially closed a private placement of $10,000,000 shares of our common stock that are "restricted securities." See the heading "Events Subsequent to 2003," of this Item, above.

The Casino Gaming Market.
-------------------------

     Casino gaming in the United States has expanded significantly in recent years. Once found only in Nevada and New Jersey, casino gaming has been legalized in numerous states, including on land-based casinos on Indian lands and elsewhere, and on riverboats and dockside casinos. The growth in the gaming industry has resulted from legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity.

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

     Customer Profile.
     -----------------

     We presently provide our Cash Access Services to a combination of commercial and Native American owned casinos across the United States and Caribbean countries, as well as to vendors who themselves contract directly with casinos for such services.

     We provide our Cash Access Services pursuant to agreements with the operators of the host casinos or vendors, as described above. Such agreements typically have initial terms of one to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement with cause if the breach is not cured within thirty days. We rely principally on our relationship with the casino operators rather than on the terms of our contracts for the continued operation of our Cash Access Services. There can be no assurance that the agreements will be renewed after their initial or renewal terms.

     Government Regulation.
     ----------------------

     Many states require companies engaged in the business of providing Cash Access Services or transmitting funds to obtain licenses from the appropriate regulatory agencies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State and Tribal agencies have extensive discretion to deny or revoke licenses. We have obtained the necessary licenses and bonds to do business with the casinos where we currently operate and will be subject to similar licensing requirements as we expand our operations into other jurisdictions.

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

     In order to address this issue, at our most recent annual meeting of stockholders held on January 2, 2003, we adopted Amended and Restated Bylaws (the "Amended Bylaws"). The Amended Bylaws contain an Article VIII, which is entitled "Gaming License Matters." Article VIII, Section 1 provides that no person may become the beneficial owner of five percent or more of any class or series of our Company's capital stock unless that person agrees in writing to:

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

     Competition.
     ------------

     We have focused to a large extent on providing Cash Access Services to the gaming industry. In the Cash Access Services market, we compete primarily with Global Cash Access, LLC, Comerica Bank and Game Financial Corporation.
It is possible that new competitors may engage in Cash Access Services, some of which may have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

     Employees.
     ----------

     Our executive offices are based in Burnsville, Minnesota, where we currently employ approximately 25 people; we employ approximately 150 people in total including employees at our check cashing booths. We intend to expand significantly in 2004 and will actively seek, among others, full time customer support, accounting personnel and administrative staff to be based in Burnsville, Minnesota.

Item 2.  Description of Property.

     We currently lease premises at 3201 West County Road, Suite 106, Burnsville, Minnesota, of approximately 8,000 square feet of administrative and research and development space. We believe additional space may be necessary during the next 12 months and we are exploring other locations.

     We provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks and we retain customer fees from check cashing.

Item 3.  Legal Proceedings.

     Based on the discovery of a cash shortage from our ATMs, in 2001,we entered into a line of credit (now a note payable) in the approximate amount of $412,000 with a bank. The note payable requires interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, is secured by substantially all of our assets and the personal guarantee of Craig Potts, President and Chief Executive Officer and a director of our Company, and is due on demand or no later than July, 2005.

     In 2002, we filed a legal action, along with our bank, against St. Paul Mercury Insurance Co. ("St. Paul Mercury") and Dunbar Armored, Inc. ("Dunbar") relating to a cash shortage from our ATMs, which we believed were attributable to armored car services. The case was filed in Hennepin County District Court and was designated Case No. 02-10248. On July 18, 2003, judgment was entered in our favor in the amount of $379,583.46. On November 25, 2003, the Court awarded us $207,344.93 in attorney's fees, costs and disbursements and pre-judgment interest. Dunbar subsequently filed an appeal, which is pending. Any additional legal fees incurred since the November 25, 2003 order will also be reimbursed.

     On July 23, 2003, we executed a Merger Agreement with Equitex, Inc. and its wholly-owned subsidiary, Chex Services, Inc. whereby we were to form a wholly-owned subsidiary of our own that would merge with and into Chex Services, Inc. and pursuant to which Chex Services, Inc, would become our wholly-owned subsidiary. On December 4, 2003, we notified Equitex, Inc, and Chex Services, Inc. that we were terminating the Merger Agreement because we were notified that Equitex, Inc. had accepted a competing offer. Conflicting legal actions were filed by the parties, and a tentative settlement of these claims has been reached.

     Except for these lawsuits, we are not involved in any material claims or legal proceedings; nor have we been involved in any such proceedings that have had or may have a significant affect on our operations or our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Annual Report.

     On March 19, 2004, which is subsequent to the date of this Annual
Report, we filed a Definitive Information Statement regarding an amendment to our 2001 Stock Option Plan that would increase the shares allocable thereunder from 1,000,000 shares of common stock to 2,500,000 shares, the granting of the additional options thereunder and the approval of the participation of one of our directors in our current private placement. These items will become effective on the opening of business on April 12, 2004. Our Definitive Information Statement is incorporated herein by reference. See Part III, Item 13.

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information.
-------------------

     In December 2003, the AMEX approved the listing of our common stock.
Our common stock began trading on the AMEX on January 6, 2004, under the stock symbol "CKN." Previously, our common stock was traded on the OTC Bulletin Board of the NASD from March 15, 2001, through December 31, 2003. Our common stock was quoted under the symbol "CSHS."

     The range of high and low closing bid quotations for our common stock during each quarter of the calendar years ended December 31, 2002 and 2003, is shown below. Prices are inter-dealer quotations as reported by Pink Sheets, LLC (formerly known as the "National Quotation Bureau, LLC") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

                        STOCK QUOTATIONS
                              BID
Quarter or period ended:                   High               Low

March 31, 2002                             1.50              1.50

June 30, 2002                              1.50              0.55

September 30, 2002                         2.25              0.55

December 31, 2002                          3.50              1.01

March 31, 2003                             2.60              1.55

June 30, 2003                              3.85              2.00

September 30, 2003                         4.50              3.15

December 31, 2003                          7.05              3.95

     No assurance can be given that any "established trading market" for our Company's common stock will develop or be maintained even though it is traded on the American Stock Exchange.

     The future sale of presently outstanding "unregistered" and "restricted" shares of common stock of our Company by present members of management and persons who own more than five percent of the outstanding voting securities of our Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of our Company. See the heading "Recent Sales of Unregistered Securities" of this Item below, and Item 9 regarding recent sales of our securities by members of our management.

Holders.
--------

     The number of record holders of our Company's common stock as of the date of this Annual Report is approximately 218. This does not include an indeterminate number of stockholders who may hold their shares in "street name," estimated to amount to approximately 600, based upon information provided to us by ADP.

Dividends.
----------

     We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Cash Systems has sold during the past three calendar years, which were not registered under the Securities Act:

                                        Number
Aggregate                  Date           of
Name of Owner            Acquired       Shares (1) Consideration
-------------            --------       ---------- -------------

Stockholders of Cash    10-17-01      10,550,000  All of the common stock
Systems, Inc.                                     of Cash Systems, Inc.

Corporate Capital       11-27-01         200,000  Conversion of promissory
Management, LLC                                   note

10 investors            03-19-02          55,069  Cashless exercise of 78,750
                                                  warrants

Private placement       07-26-02         701,667  $877,084, commissions
investors                                         paid of $114,021 (2)

Convertible note        07-26-02         340,000  Conversion of convertible
holders                                           notes

Joseph A. Geraci, II    08-22-02          54,292  Exercise of warrants

Six investors           09-26-02         300,000  Settlement of dispute over
                                                  canceled shares

Four investors          10-03-02          40,680  Exercise of warrant

David Ashfeld           10-22-02          5,000   Conversion of convertible
                                                  note

Convertible note        11-13-02          25,000   Conversion of convertible
holders                                           notes

Four investors          01-31-03          57,500   $115,000

Lester Goetzke          03-27-03          5,000   Conversion of convertible
                                                  note

Equity Securities       07-28-03         34,500   Exercise of warrants
Investments, Inc.

Corporate Capital       04-30-03         75,449   Exercise of warrant
Management, LLC

VirtualFund.com, Inc.   09-23-03         67,883   Exercise of warrant

Ken Denhardt            10-16-03          1,063   Exercise of warrant

VirtualFund.com, Inc.   11-07-03         47,060   Conversion of convertible
                                                  note

Emergent Financial      12-30-03          4,085   Exercise of warrant
Group, Inc.

Chris Howard            01-12-04          4,996   Exercise of warrant

Patsy Monno             01-13-04          4,011   Exercise of warrant

US Internet             01-16-04          7,840   Exercise of warrant

Kurt E. Lange           02-05-04          5,826   Exercise of warrant

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

Other Information Regarding Equity Compensation Plans.
-------------------------------------------------------

     See this heading under Part III, Item 11.

     For additional information regarding these and other options granted under our 2001 Stock Option Plan and the proposed increase in the number of shares allocable thereunder from 1,000,000 shares of common stock to 2,500,000 shares that is effective at April 12, 2004, see our Definitive Information Statement that is referenced in Part III, Item 13, which is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following disclosure should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

     Overview.
     ---------

     We are a provider of Cash Access Services to the gaming and retail industries. Our products allow casino patrons to obtain cash by completing a credit/debit card cash advance, ATM or check cashing transaction. These transactions are the primary means by which casinos make cash available to gaming customers.

     We introduced our first credit/debit card cash advance product in August 2000. Since then, our cash advance products have been installed at over 90 casinos. Our proprietary cash advance products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our Company's software and equipment. As an innovator in the industry, we are continually creating new applications for our Cash Advance Services. We assesses customers a fee for each completed transaction, typically between 6%-7%.

     With regard to ATMs, our clients include casinos and retailers. We offer ATM customers a full menu of services, including ATM transaction processing through ATM networks with whom we have licensing agreements, ATM sales, and ATM vault cash, maintenance and armored car service.

     We provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks and we retain customer fees from check cashing. Through third parties, we are also able to offer clients check guarantee services.

     We derive most of our revenues from fees paid by customers using our cash access services. Fees on a cash advance transaction are typically between 6% and 7% of the dollar amount requested, and for ATM transactions, customers generally pay a surcharge of between $1.50 and $4.00. Check cashing fees, in a full service booth operation, are between 3% and 6%, depending on the type of check cashed.

     Year ended December 31, 2003 compared to December 31, 2002.
     -----------------------------------------------------------

     Revenues for the year ended December 31, 2003, were $32,728,186 compared to $15,347,357 for the same period in 2002.

     The increase in revenues relates to the continued expansion of products and services to additional gaming operations and other businesses. Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and sustain profitable operations.

     Operating expenses for the year ended December 31, 2003 were $30,386,489 compared to $15,862,257 for 2002. The $14,524,232 increase in operating expenses was primarily due to the increased commissions, credit card processing costs and payroll costs as a result of an increase in revenues of $17,380,829.

     This increase in operating expenses also includes $754,763 of non-cash expenses derived from compensation expense related to warrants and options ($185,105) and depreciation and amortization ($569,658).

     Interest expense for the year ending December 31, 2003, was $545,655 compared to $457,976 for 2002. The increase is due to an increase in vault cash needs and continued amortization of the original issue discount.

     Recent Accounting Pronouncements.
     ---------------------------------

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45).   FIN 45 clarifies the
requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements.

                     Critical Accounting Policies

     Impairment of Long-Lived Assets.
     --------------------------------

     Our long-lived assets include property, equipment and computer software. At December 31, 2003, we had net property and equipment of $1,855,791, which represents approximately 24% of our total assets. The estimated fair value of these assets is dependent on our future performance. In assessing for potential impairment for these assets, we consider future performance. If these forecasts are not met, we may have to record an impairment charge not previously recognized. During the years ended December 31, 2003 and 2002, we did not record any impairment losses related to long-lived assets.

     Capitalized Software Development Costs.
     ---------------------------------------

     We capitalize certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2003 and 2002, we capitalized $539,157 and $262,194 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. We continually evaluate the recoverability of capitalized costs.

     Receivables.
     ------------

     The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectibility of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of its successful outcome related to our suit filed against an insurance company. Our receivable balance (other receivables, receivables from casinos, receivable for check guarantees, and long-term receivable) was $1,997,694, net of allowance for doubtful accounts of $0 as of December 31, 2003 (approximately 26.25% of total assets). Such revisions in our estimates of the potential collectability of receivables could materially impact our consolidated results of operation and financial position.

     Liquidity and Capital Resources.
     --------------------------------

     Cash was $3,035,747 at December 31, 2003, representing an increase of $1,941,500 from the cash of $1,094,247 at December 31, 2002. Our principal commitments consist of a long-term lease for its corporate facilities and
payments on the bank note referenced in Part I, Item 1.   Of the convertible
notes totaling $750,000 issued by the Company in 2001, $37,500 remained unpaid at December 31, 2002. The balance has either been converted to common stock or paid. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures of approximately $1,000,000 for the year ending December 31, 2004, consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 2003, we have funded our operations and satisfied capital expenditure requirements primarily through the use of operating revenues, revolving lines of credit, term loans from financial banking institutions, private placements and convertible notes.


     On January 2, 2004, we sold 476,190 shares of common stock generating gross proceeds of $2,500,000 in conjunction with a private placement offering.

     On March 25, 2004, we sold 1,810,000 shares of common stock generating gross proceeds of $9,050,000 in conjunction with a private placement offering. We expect that an additional 190,000 shares of common stock will be sold under this offering, with gross proceeds of $950,000, on or about April 12, 2004.

     We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.

     We may plan to raise additional capital. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In addition, we may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources.

     Disclosures about Contractual Obligations and Commercial Commitments.
     ---------------------------------------------------------------------

     The following summarizes our contractual obligations at December 31, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:

                   Total        1 year or less     1-3 years    Over 3 Years
                   -----        --------------     ---------    ------------
Long-term debt   $713,035          $631,434         $81,601          0

Capital lease
 obligations         0                0                0             0

Note payable -
 officers            0                0                0             0

Operating leases   83,638           76,105            6,696         837
                 --------         --------          -------        ----
Total:            796,673          707,539           88,297         837
                  ==========       =======           ======       =====

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, Cash Data and other entities from whom we receive products/services, and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment and/or cost of processing cash advance transactions, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by us, demand for financial services, competition, changes in the quality or composition of our products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Consolidated Financial Statements.

             CASH SYSTEMS, INC. AND SUBSIDIARIES
                     Burnsville, Minnesota
                   December 31, 2003 and 2002


               CONSOLIDATED FINANCIAL STATEMENTS
            Including Report of Independent Auditors

               CASH SYSTEMS, INC. AND SUBSIDIARIES

                        TABLE OF CONTENTS


Report of Independent Auditors                              1

Financial Statements

     Consolidated Balance Sheet                             2

     Consolidated Statements of Operations                  3

     Consolidated Statements of Stockholders' Equity        4

     Consolidated Statements of Cash Flows                  5

     Notes to Consolidated Financial Statements        6 - 20

                  REPORT OF INDEPENDENT AUDITORS

Audit Committee, Stockholders and Board of Directors
Cash Systems, Inc. and subsidiaries
Burnsville, Minnesota

We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cash Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 4, 2004 (except as to Note 14, as to which the date is March 25, 2004)

               CASH SYSTEMS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                    December 31, 2003 and 2002


                              ASSETS

                                                2003           2002
CURRENT ASSETS
     Cash                                    $3,035,747          $1,094,247
     Due from officer                            25,000                  -
     Prepaid commissions                        362,000              54,167
     Other receivable                           617,739                  -
     Deferred income taxes                      299,000                  -
     Other current assets                     1,052,623              52,105
                                             ----------          ----------
        Total Current Assets                  5,392,109           1,200,519
                                             ----------          ----------
PROPERTY AND EQUIPMENT, NET                   1,855,791           1,211,737

OTHER ASSETS
     Deposits and other                           1,154               2,503
     Other receivable                                 -             516,583
     Long-term receivable                       453,295             170,893
     Debt issuance costs, net                         -              46,228
                                             ----------          ----------
        Total Other Assets                      454,449             736,207
                                             ----------          ----------
          TOTAL ASSETS                     $7,702,349          $3,148,463
                                             ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of cash in bank $  686,118          $        -
     Current portion of long-term debt          631,434             665,062
     Current portion of capital lease
     obligations                                      -               7,849
     Notes payable - stockholders                     -             101,646
     Accounts payable - trade                 1,734,653             262,074
     Credit card cash advance fees payable      743,423             640,434
     ATM commissions payable                    331,944             304,692
     Credit card chargebacks payable            103,957             365,210
     Check cashing commissions payable           91,146                   -
     Other accrued expenses                     221,357              90,381
                                             ----------          ----------
        Total Current Liabilities             4,544,032           2,437,348

LONG-TERM LIABILITIES
     Long-term debt, net                         81,601              17,598
     Capital lease obligations, net of
     current portion                                  -               1,462

     Deferred income taxes                      354,000                   -
                                             ----------          ----------
        Total Liabilities                     4,979,633           2,456,408
                                             ----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock, par value of $0.001,
     50,000,000 shares authorized,
     12,892,735  and 12,600,195
     shares issued and outstanding               12,893              12,600
     Additional paid-in capital               1,872,747           1,409,421
     Warrants                                 1,341,057           1,341,057
     Deferred consulting services              (207,359)           (119,742)
     Accumulated deficit                       (296,622)         (1,951,281)
                                             ----------          ----------
       Total Stockholders' Equity             2,722,716             692,055
                                             ----------          ----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $7,702,349          $3,148,463
                                             ==========          ==========

See accompanying notes to consolidated financial statements.

                     CASH SYSTEMS, INC. AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2003 and 2002

                                                      2003               2002
                                           Amount  Percent    Amount  Percent
COMMISSIONS                         $32,728,186     100.0  $15,347,357 100.0

OPERATING EXPENSES
  Commissions                        15,516,074      47.4    8,386,985  54.6
  Processing costs                    6,334,685      19.4    2,946,886  19.2
  Armored carrier services              447,090       1.4      346,564   2.3
  Payroll and related taxes           2,780,325       8.5    1,257,824   8.2
  Warrants issued for debt
    conversions                               -         -      346,775   2.3
  Compensation expense related to
    warrants and options                185,105       0.6      209,416   1.4
  Other                               4,553,552      13.8    1,831,651  11.9
  Depreciation and amortization         569,658       1.7      536,156   3.5
                                    -----------     -----   ---------- -----
    Total Operating Expenses         30,386,489      92.8   15,862,257 103.4
                                    -----------     -----   ---------- -----
  Income (Loss) from Operations       2,341,697       7.2     (514,900) (3.4)
                                    -----------     -----   ---------- -----
OTHER INCOME (EXPENSE)
  Interest expense                     (411,812)     (1.3)    (242,250) (1.6)
  Amortization of original issue
    discount                           (133,843)     (0.4)    (215,726) (1.4)
  Interest income                           617       0.0        1,825   0.1
                                    -----------     -----   ---------- -----
    Total Other Income (Expense)       (545,038)     (1.7)    (456,151) (2.9)
                                    -----------     -----   ---------- -----
  Income (Loss) Before Income Taxes   1,796,659       5.5     (971,051) (6.3)

PROVISION FOR INCOME TAXES              142,000       0.4            -   0.0
                                    -----------     -----   ---------- -----
NET INCOME (LOSS)                   $ 1,654,659       5.1   $ (971,051) (6.3)
                                    ===========     =====   ========== =====
 NET INCOME (LOSS) PER COMMON SHARE
     - BASIC                        $      0.13             $    (0.08)
                                    ===========             ==========
 NET INCOME (LOSS) PER COMMON SHARE
     - DILUTED                      $      0.12             $    (0.08)
                                    ===========             ==========
 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC             12,740,653             12,070,113
                                    ===========             ==========
 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED           13,500,976             12,070,113
                                    ===========             ==========

See accompanying notes to consolidated financial statements.

               CASH SYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 2003 and 2002

                                              Additional
                            Common Stock       Paid-in
                          Shares   Amount      Capital    Warrants
BALANCES,
December 31, 2001       11,850,000  $11,850  $   208,026  $  597,411

 Warrants issued in
  connection with
  notes payable                  -        -            -      76,844

 Deferred compensation
  expense                        -        -            -           -

 Exercise of warrants       94,972       95      138,212    (136,273)

 Cashless exercise
  of warrants               55,069       55      134,864           -

 Cancellation of
  escrow shares with
  Corporate Capital
  Management              (471,513)    (472)         472           -

 Issuance of common
  stock, net of
  expenses of $114,021     701,667      702      762,361           -

 Conversion of notes
  payable into
  common stock             370,000      370      462,130           -

 Warrants issued in
  connection with
  conversion of notes
  payable into common
  stock                          -        -            -     346,775

 Warrants issued in
  connection with
  equity financing               -        -     (456,300)    456,300

 Deferred consulting
  services related to
  stock option issued
  to non-employee                -        -      159,656           -

 Net loss                        -        -            -           -
                       -----------  -------  -----------  ----------
BALANCES,
 December 31, 2002      12,600,195   12,600    1,409,421   1,341,057

Conversion of notes
payable into common
stock                       52,060       52      108,881           -

Deferred consulting
services related to
stock options issued
to non-employee                  -        -      272,722           -

Cashless exercise of
warrants                   182,980      183         (183)          -

Issuance of common
stock, net of expenses
of $33,036                  57,500       58       81,906           -

Deferred compensation
expense                          -        -            -           -

Net income                       -        -            -           -
                       -----------  -------  -----------  ----------
BALANCES, December 31,
2003                    12,892,735  $12,893  $ 1,872,747  $1,341,057
                       ===========  =======  ===========  ==========

<CONTINUED>

              CASH SYSTEMS, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         For the Years Ended December 31, 2002 and 2001

                                     Deferred
                                    Consulting  Accumulated
                                     Services     Deficit       Total
BALANCES,
December 31, 2001                   (34,583)     (980,230)      (197,526)

 Warrants issued in
  connection with
  notes payable                           -             -         76,844

 Deferred compensation
  expense                            74,497             -         74,497

 Exercise of warrants                     -             -          2,034

 Cashless exercise
  of warrants                             -             -        134,919

 Cancellation of
  escrow shares with
  Corporate Capital
  Management                              -             -              -

 Issuance of common
  stock, net of
  expenses of $114,021                    -             -        763,063

 Conversion of notes
  payable into
  common stock                            -             -        462,500

 Warrants issued in
  connection with
  conversion of notes
  payable into common
  stock                                   -             -        346,775

 Warrants issued in
  connection with
  equity financing                        -             -              -

 Deferred consulting
  services related to
  stock option issued
  to non-employee                  (159,656)            -              -

 Net loss                                 -      (971,051)      (971,051)
                                -----------   -----------    -----------
BALANCES,
 December 31, 2002                 (119,742)   (1,951,281)       692,055

Conversion of notes payable
into common stock                         -             -        108,933

Deferred consulting services
related to stock options
issued to non-employee             (272,722)            -              -

Cashless exercise of warrants             -             -              -

Issuance of common stock, net
of expenses of $33,036                    -             -         81,964

Deferred compensation expense       185,105             -        185,105

Net income                                -     1,654,659      1,654,659
                                -----------   -----------    -----------
BALANCES,
 December 31, 2003              $  (207,359)  $  (296,622)   $ 2,722,716
                                ===========   ===========    ===========

         See accompanying notes to consolidated financial statements.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 2003 and 2002

                                                     2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                         $ 1,654,659   $  (971,051)
     Adjustments to reconcile net income (loss)
     to net cash flows from operating activities:
       Depreciation and amortization               569,658       536,156
       Compensation expense related to
         non-employee stock options                185,105        74,497
       Compensation expense related to cashless
        exercise of warrants                             -       134,919
       Amortization of original issue discount     133,843       215,726
       Warrants issued for debt conversion               -       346,775
       Deferred income taxes                        55,000             -
       Changes in operating assets and liabilities:
         Due from officer                          (25,000)            -
         Prepaid commissions                      (307,833)      (54,167)
         Other current assets                   (1,018,553)      (17,310)
         Deposits and other                          1,349       (15,855)
         Other receivable                         (101,156)      (23,553)
         Long-term receivable                     (282,402)      (32,077)
         Accounts payable - trade                1,472,579        43,187
         Credit card cash advance fees payable     102,989       349,581
         ATM commissions payable                    27,252       122,921
         Credit card chargebacks payable          (261,253)      208,769
         Check cashing commissions payable          91,146             -
         Other accrued expenses                    130,976        16,351
                                               -----------    ----------
             Net Cash Flows from Operating
             Activities                          2,428,359       934,869
                                               -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment        (1,167,484)     (746,869)
                                               -----------    ----------
             Net Cash Flows from Investing
             Activities                         (1,167,484)     (746,869)
                                               -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in checks issued in excess of
     cash in bank                                  686,118             -
     Proceeds from long-term debt and common
     stock warrants                                      -       300,000
     Proceeds from long-term debt                  490,000         9,000
     Payments on long-term debt                   (484,535)     (226,029)
     Net payments on notes payable - officers     (101,646)     (156,710)
     Payments on capital lease obligations          (9,311)       (6,476)
     Warrants exercised                                  -         2,034
     Proceeds from issuance of stock, net of
     expenses                                       99,999       763,063
                                              ------------    ----------
             Net Cash Flows from Financing
             Activities                            680,625       684,882
                                              ------------    ----------
        Net Change in Cash                       1,941,500       872,882

CASH - Beginning of Year                         1,094,247       221,365
                                              ------------    ----------
     CASH - END OF YEAR                       $  3,035,747    $1,094,247
                                              ============    ==========

         See accompanying notes to consolidated financial statements.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies

  Nature of Operations

Cash Systems, Inc. and subsidiaries (the Company) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product and ATMs have been installed in casinos and other businesses throughout the United States and Caribbean countries.

  Principles of Consolidation

The consolidated financial statements include the accounts of Cash Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Concentration of Credit Risk

The Company maintains its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

  Software Development Costs

Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2003 and 2002, the Company capitalized $539,157 and $262,194 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful life of three years using the straight-line method upon being placed in service. Amortization expense related to software costs was $129,335 and $197,018 for the years ended December 31, 2003 and 2002, respectively.

  Depreciation

Property and equipment are recorded at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Depreciation and amortization are provided for using the straight-line method over estimated useful lives ranging from three to seven years. Maintenance, repairs and minor renewals are expensed when incurred.

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

  Debt Issuance Costs

Debt issuance costs were amortized over the life of the loan of one to two years using the straight-line method, which approximated the interest method. Amortization expense for the years ended December 31, 2003 and 2002 was $46,228 and $113,099, respectively. As of December 31, 2003, these costs have been fully amortized.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

  Stock Issuance Costs

Stock issuance costs paid prior to receipt of proceeds from equity financing are recorded in other current assets. During the year ended December 31, 2003, costs of $18,035 were reclassed to additional paid-in capital upon completion of the equity financing.

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

  Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $55,420 and $59,999 for the years ended December 31, 2003 and 2002, respectively.

  Revenue Recognition

Cash advances, automated teller machines and check cashing commissions are reported as commissions on the statement of operations.

The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received, and therefore, does not have receivables from customers in the ordinary course of business.

The Company provides cash through wire transfers to certain casinos for the
automatic teller machines.   The Company records a receivable from the casino
and the revenues are recorded when the fees are electronically received.

The Company has an agreement with a vendor for the guarantee of all funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all checks returned with insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company.

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

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002


  Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45).   FIN 45 clarifies the
requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements.

  Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123) using the Black Scholes pricing model. The Company has adopted the disclosure-only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per common share would have changed to the pro forma amounts indicated below for the years ended December 31:

                                               2003            2002
     Net income (loss):
          As reported                       $1,654,659      $  (971,051)
           Pro forma                         $1,175,519      $(1,041,489)
     Income (loss) per common share - basic
           As reported                       $     0.13      $     (0.08)
           Pro forma                         $     0.09      $     (0.09)
     Income (loss) per common share - diluted
           As reported                       $     0.12      $     (0.08)
           Pro forma                         $     0.09      $     (0.09)
     Stock-based compensation cost
           As reported                       $        0      $         0
           Pro forma                         $  479,140      $    70,438

In determining the compensation cost of the options granted during the years ended December 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 4.1% and 3% risk free interest rate, 10 and 3 years for expected life of option granted, 172.2% and 253.3% expected volatility and 0% dividend yield, respectively.

  Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and stock warrants had been issued. All options and warrants outstanding at December 31, 2003 were dilutive. All options and warrants outstanding at December 31, 2002 were anti-dilutive. Following is a reconciliation of basic and diluted net income (loss) per share for the years ended December 31:

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

                                             2003             2002

Net income (loss) per share - basic:
         Net income (loss)               $1,654,659       $ (971,051)
         Weighted average shares
         outstanding                     12,740,653       12,070,113
                                         ----------       ----------
Net income (loss) per share - basic      $     0.13       $    (0.08)
                                         ==========       ==========

Net income (loss) per share - diluted:
         Net income (loss)               $1,654,659       $ (971,051)
                                         ----------       ----------
Weighted average shares
         outstanding                     12,740,653       12,070,113
         Effect of diluted securities       760,323                -
                                         ----------       ----------
Weighted average shares
         outstanding                     13,500,976       12,070,113
                                         ----------       ----------
Net income (loss) per share - diluted    $     0.12       $    (0.08)
                                         ==========       ==========


     Segment Reporting

The Company offers three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. Revenues from customers are from a similar customer base, mainly at casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

     Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

NOTE 2 - Funding Arrangement

In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6% at December 31, 2003) or 10%, whichever is greater. At both December 31, 2003 and 2002 the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as assets or liabilities on the consolidated financial statements of the Company. The Company, however, does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. Insurance coverage for the funds provided is currently obtained and paid for by the Company. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to funds in the cash machines (Note 11).

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

NOTE 3 - Other Current Assets

Other current assets consisted of the following at December 31:

                                               2003            2002
     Receivables from casinos               $643,439          $24,217
     Prepaid expenses                         50,013            6,851
     Receivable for check guarantees         161,094                -
     Stock issuance costs                     11,604           18,035
     Supplies                                 64,346                -
     Other receivables                       122,127            3,002
                                           ---------          -------
          Total other current assets      $1,052,623          $52,105
                                           =========          =======

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                              2003              2002
     Furniture and equipment             $1,912,634         $1,284,307
     Vehicles                                65,169             65,169
     Computer software                    1,383,543            844,386
     Less: accumulated depreciation and
       amortization                      (1,505,555)          (982,125)
                                         ----------         ----------
     Total property and equipment, net  $ 1,855,791         $1,211,737
                                         ==========         ==========

Depreciation expense and amortization of computer software for the years ended December 31, 2003 and 2002 was $523,430 and $423,056, respectively.

NOTE 5 - Long-Term Receivable

The Company has an unsecured receivable with a customer they provide cash to for their check cashing business. The balance at December 31, 2003 and 2002, was $453,295 and $170,893, respectively, and is non-interest bearing.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

Note 6 - Long-Term Debt

Long-term debt consisted of the following at December 31:

                                                      2003          2002

     Note payable - Fidelity Bank (formerly line of
     credit at December 31, 2002) due on demand, or
     if no demand monthly installments of $22,000
     including interest at prime plus 2% (6% and
     6.25% at December 31, 2003 and 2002,
     respectively) with minimum interest of 8.5%,
     due July 2005, collateralized by substantially
     all assets of the Company and guaranteed by a
     stockholder (Note 11).                         $373,302       $412,186

     Note payable - Fidelity Bank - monthly
     installments of $765 including interest at
     8.5%, due September 2005, collateralized by
     vehicle and guaranteed by a stockholder.         14,863         22,414

     Note payable - 21st Century Investment Co. -
     monthly installments of $17,907 including
     interest at 9.5%, due February 2005, unsecured. 236,416              -

     Note payable - 21st Century Investment Co. -
     monthly installments of $4,570 including
     interest at 9%, due September 2005, unsecured.   88,454              -

     Convertible notes payable - VirtualFund.com,
     Inc. - paid or converted in full during 2003.         -        203,338

     Note payable - Fidelity Bank - paid in full
     during 2003.                                          -          7,222

     Convertible notes payable - paid or converted
     in full during 2003.                                  -         37,500
                                                    --------       --------
 Total long-term debt                                713,035        682,660
 Less: current portion                              (631,434)      (665,062)
                                                    --------       --------
 Long-term debt, net                               $  81,601       $ 17,598
                                                    ========       ========

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002


On November 8, 2001, the Company entered into an agreement to borrow up to $500,000 from VirtualFund.com, Inc. and issued a five-year warrant to the lender to purchase 125,000 common shares at $2.00 per share through November 2006. The debt was also convertible into common stock of the Company at a conversion rate of $2.00 per share through November 2003. The conversion rate was subject to adjustment as detailed in the agreement. The amount outstanding and borrowed at December 31, 2003 and 2002 was $0 and $325,004, respectively. The proceeds of $500,000 were allocated between the note and the warrants, which were valued using the Black Scholes pricing model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the note payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), was being amortized over the life of the note using the straight-line method, which approximated the interest method. During the year ended December 31, 2003, $102,683 of the outstanding note was converted into 47,060 shares of common stock of the Company (Note 10).

On July 13, 2001, the Company borrowed $550,000 and issued five-year warrants to various lenders to purchase 110,000 common shares at $1.50 per share through July 2006. The debt was also convertible into common stock of the Company at a conversion rate of $1.25 per share through July 2002. The proceeds of $550,000 were allocated between the notes and the warrants, which were valued using the Black Scholes pricing model. The resulting original issue discount (the fair value of the warrant and the beneficial conversion of the notes payable into common stock as defined in EITF 00-27), was being amortized over the life of the notes using the straight-line method, which approximated the interest method. During the year ended December 31, 2003, $6,250 of the outstanding notes were converted into 5,000 share of common stock of the Company. During the year ended December 31, 2002, $462,500 of the outstanding notes were converted into 370,000 shares of common stock of the Company (Note 10).

At December 31, 2003 and 2002, accrued interest related to long-term debt was $19,088 and $17,921, respectively.

Future maturities of long-term debt are as follows for the years ending December 31:

             2004                          $ 631,434
             2005                             81,601
                                           ---------
             Total future minimum payments   713,035
             Less: current portion          (631,434)
                                           ---------
            Long-term debt, net            $  81,601
                                           =========

NOTE 7 - Capital Lease Obligations

The Company leased automatic teller machines under two capital lease obligations. The leases bore interest at 17.45% and 20.69%. The obligations were collateralized by the property under lease. Total cost and accumulated amortization of the leased equipment was $29,094 and $29,094 at December 31, 2003, and $29,094 and $16,833 at December 31, 2002. These leases were paid in full during 2003 and the leased assets were purchased by the Company in accordance with the lease agreements. Amortization expense on the leased assets is included in depreciation expense.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002
NOTE 8 - Related Party Transactions

The Company had unsecured notes payable, due on demand, with stockholders of the Company for costs incurred in the start-up of the Company. The outstanding balance at December 31, 2003 and 2002 was $0 and $101,646, respectively, and the notes bore interest at 6%. Interest expense for the years ended December 31, 2003 and 2002 was $2,014 and $9,769, respectively, and accrued interest on the notes was $0 and $9,769 at December 31, 2003 and 2002, respectively.

During 2003, the Company advanced $25,000 to an officer of the Company. This advance is non-interesting bearing, unsecured and due on demand. At December 31, 2003, the amount due from officer was $25,000.

NOTE 9 - Income Taxes

The Company has generated federal and state net operating loss carryforwards of approximately $143,000 and $92,000, respectively, which, if not used, will begin to expire in 2019. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The provision for income taxes consisted of the following components for the years ended December 31:

                                      2003            2002
                    Current
                       Federal       $20,000         $     -
                       State          67,000               -
                    Deferred          55,000               -
                                    --------         -------
                                    $142,000               -
                                    ========         =======
Components of net deferred income taxes are as follows at December 31:

                                      2003            2002
Deferred income tax assets:
     Net operating loss and credit
     carryforwards                  $121,000        $564,000
     Other                           178,000          89,000
Less valuation allowance                   -        (537,000)
                                    --------        --------
Total deferred income tax asset      299,000         116,000
Deferred income tax liability -
depreciation and amortization       (354,000)       (116,000)
                                    --------        --------
Net deferred income taxes           $(55,000)       $      -
                                    ========        ========

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                                 2003            2002
Federal statutory tax rate (benefit)            34.0%           (35.0)%
State tax (benefit), net of federal benefit      6.5             (5.0)
Permanent differences and other                 (2.7)             0.3
Change in valuation allowance                  (29.9)            39.7
                                              ------            -----
   Effective tax rate                            7.9%             0.0%
                                              ======            ======

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

NOTE 10 - Stockholders' Equity

During the year ended December 31, 2003, 371,084 warrants were exercised at a weighted average exercise price of $1.79. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving 182,980 shares of common stock.

During the year ended December 31, 2003, the Company converted long-term debt of $108,933 into 52,060 shares of common stock (Note 6).

During the year ended December 31, 2003, the Company issued 57,500 shares of common stock with gross proceeds of $115,000 and expenses of $33,036 in connection with a private placement offering.

During the year ended December 31, 2002, the Company canceled 471,513 shares of common stock issued to CCM that were originally held in escrow.

During the year ended December 31, 2002, the Company issued 701,667 shares of common stock with gross proceeds of $877,084 and expenses of $114,021. The Company issued 175,417 five-year warrants at $1.50 per warrant. The Company also issued 120,167 five-year warrants at prices ranging from $0.05 to $1.50 per warrant as commission for financing.

During the year ended December 31, 2002, the Company converted long-term debt of $462,500 into 370,000 shares of common stock (Note 6). As an incentive to convert their notes to common stock, the Company issued the note holders 138,750 five-year warrants at $1.50 per share exercisable though November 2007. The Company valued these warrants at fair market value using the Black Scholes pricing model and recorded an expense of $217,787 during the year ended December 31, 2002. The Company also issued 50,000 five-year warrants at prices ranging from $0.05 to $1.50 per warrant as commission for assistance with the note conversion. The Company recorded an expense of $128,988 related to warrants issued as commissions for the conversion of the notes payable.

During the year ended December 31, 2002, 96,080 warrants were exercised at an exercise price of $.05.

During the year ended December 31, 2002, 78,750 warrants were exercised at an exercise price of $1.50. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving shares equal to the difference between fair value at the date of exercise and $1.50 per share. Shares of 55,069 were valued at $134,919 were issued in connection with these warrants based on the average market price of common stock for the 10 days prior to when the shares were issued.

  Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan (the Plan), pursuant to which stock options to acquire an aggregate of 1,000,000 shares
of the Company's common stock may be granted.   The Plan was amended on March
4, 2004 to increase the number of authorized shares to 2,500,000. In general, options vest over a period of up to three years and expire ten years from the date of grant.

The Company recorded expense related to stock options issued to non-employees in accordance with SFAS No. 123. During the years ended December 31, 2003 and 2002, the Company recorded expense related to non-employees for services rendered of $185,105 and $74,497, respectively.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002


Information regarding the Company's stock options is summarized below:

                                                              Weighted-
                                                              Average
                                                Number of     Exercise
                                                 Options        Price

     Options outstanding - December 31, 2001     300,000      $1.10
     Granted                                     140,000       1.64
     Canceled or expired                         (25,000)      1.25
     Exercised                                         -          -
                                              ----------      -----
     Options outstanding - December 31, 2002     415,000       1.28
     Granted                                   1,083,500       3.05
     Canceled or expired                               -          -
     Exercised                                         -          -
                                              ----------      -----
     Options outstanding - December 31, 2003   1,498,500      $2.56
                                              ==========      =====
     Options exercisable - December 31, 2003     833,250      $1.62
                                              ==========      =====
     Weighted average fair value of options
     granted during the year ended December 31,
     2003                                                     $2.73
                                                              =====
     Weighted average fair value of options
     granted during the year ended December 31,
     2002                                                     $1.50
                                                              =====
Options outstanding at December 31, 2003 have a weighted average remaining contractual life of 8.65 years.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                 Options outstanding    Options exercisable
                              ------------------------ -----------------------
                            Weighted
                             Average
                            Remaining  Weighted                    Weighted
                   Number  Contractual   average       Number       Average
Exercise prices outstanding   Life   Exercise price exercisable exercise price
     $0.10        50,000      6.74       $0.10         50,000       $0.10
$1.25 - $1.83    225,000      6.74        1.31        225,000        1.31
$2.00 - $2.60    699,500      8.50        1.94        558,250        1.88
$4.00 - $4.40    524,000      9.85        4.15              -           -
-------------   --------     -----      ------       --------     -------
$0.10 - $4.40  1,498,500      8.65       $2.56        833,250       $1.62
=============   ========     =====      ======       ========     =======

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002


  Stock Warrants

Information regarding the Company's stock warrants is summarized below:

                                                              Weighted-
                                                               Average
                                                Number of     Exercise
                                                 Warrants       Price
     Warrants  outstanding - December 31, 2001   496,000       $1.72
          Granted                                484,334        1.21
          Exercised                             (174,830)       0.70
          Forfeited                                    -           -
                                               ---------       -----
     Warrants outstanding - December 31, 2002    805,504        1.63
          Granted                                 63,200        2.45
          Cashless exercise                     (371,084)       1.79
          Forfeited                                    -           -
                                               ---------       -----
     Warrants outstanding - December 31, 2003    497,620       $1.62
                                               =========       =====

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2003 and 2002 were $1.27 and $1.66 per warrant, respectively.

Warrants outstanding at December 31, 2003 are as follows:

                                                     Remaining
                                        Number    contractual life -
                  Exercise prices     outstanding       years
                        $1.50           434,420          3.41
                    $2.00 - $2.50        63,200          4.08
                    -------------       -------          ----
                    $1.50 - $2.50       497,620          3.49
                    =============       =======          ====

All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the years ended December 31, 2003 and 2002, respectively: 3.9% and 3.7% risk free interest rate, 5 years expected life for each warrant, 102.6% and 33.9% expected volatility and 0% dividend yield.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002



  Operating Leases

The Company leases office space and equipment requiring base monthly rent of $8,363 including real estate taxes and operating expenses through March 2007. Rent expense was $83,381 and $61,760 for the years ended December 31, 2003 and 2002, respectively. In December 2003, the Company entered into a month-to-month lease to rent space in a building owned by an officer of the Company for $5,305 per month.

Future minimum lease payments are as follows for the years ending December 31:

        2004           $   76,105
        2005                3,348
        2006                3,348
        2007                  837
                       ----------
          Total        $   83,638
                       ==========

  Casino Contracts

The Company has various contracts with casinos for providing cash access and check cashing services to casino patrons with various expiration dates. The casino patrons may obtain access to their funds through the use of the Company's software and equipment for a service fee. The Company is obligated to pay a transaction fee to the casino generally based on a percentage of the service fee charged on each completed transaction. During the year ended December 31, 2003, the Company had no revenues from any single contract that represented 10% or more of total revenues. The Company had revenues from one contract representing approximately 21% of total revenues for the year ended December 31, 2002.

  Legal Proceedings

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc. (Dunbar), a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armor car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. On November 25, 2003, the Court issued Orders in favor of the Company for the recovery of its attorneys' fees, costs and disbursements and pre-judgment interest, as well as denying Dunbar's motion for a new trial, judgment notwithstanding the verdict and its attorneys' fees. Dunbar subsequently filed an appeal with the Minnesota Court of Appeals, which is currently pending. In the event the Company is unsuccessful in recovering the receivable recorded at December 31, 2003, which amounts to $617,739 based on the filed suit, the write off of this receivable will be material to the results of operations. In the event that the Company is unsuccessful in recovering the cash shortage from Dunbar, the Company will still be liable to the bank for the note of $373,302 (Note 6). Although recovery of the $379,583 judgment or the remaining amounts of the Company's receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at December 31, 2003.

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002


The Company is also involved in other legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12 - Supplemental Cash Flow Information

                                                 2003         2002
 Supplemental Cash Flows Information
     Cash paid for interest                   $403,210       $254,709

   Noncash Investing and Financing Activities
     Stock issuance costs paid in 2002 related
     to proceeds raised in 2003               $ 18,035       $      -

     Conversion of notes payable into common
     stock                                    $108,933       $462,500

NOTE 13 - Selected Quarterly Date (unaudited)

         Quarters During the Year Ended December 31, 2003

                             March 31    June 30   September 30  December 31
 Commissions on cash
   advances and automated
   teller machines         $7,001,425  $7,872,149  $9,075,784    $8,778,828
 Income from operations    $  629,645  $  562,144  $  564,537    $  585,371
 Net income                $  482,326  $  415,029  $  426,841    $  330,463
 Basic net income per
     common share          $     0.04  $     0.03  $     0.03    $     0.03
 Diluted net income per
     common share          $     0.04  $     0.03  $     0.03    $     0.02

         Quarters During the Year Ended December 31, 2002

                             March 31    June 30   September 30  December 31
 Commissions on cash
   advances and automated
   teller machines         $2,749,578  $3,325,793  $4,328,753    $4,943,233

 Income (loss)  from
   operations              $ (190,143) $ (191,619) $  261,620    $ (394,758)
 Net income (loss)         $ (323,596) $ (621,525) $  169,328    $ (195,258)
 Basic and diluted net
   income (loss) per
   common share            $    (0.03) $    (0.05) $     0.01    $    (0.01)

                    CASH SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003 and 2002

NOTE 14 - Subsequent Events

In January 2004, the Company issued 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in connection with a private placement offering.

On March 25, 2004, the Company issued 1,810,000 shares of common stock at $5.00 per share for gross proceeds of $9,050,000 in connection with a private placement offering.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During the Company's two most recent fiscal years, there were no changes in our principal independent accountants.

Item 8a.  Controls and Procedures.

    We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

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

Gordon T. Graves               Director      03-01-04               *

Patrick R. Cruzen              Director      03-01-04               *

               *  These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Craig Potts, Chief Executive Officer, President and Director. Mr. Potts is 32 years old. He has been in the Cash Access Services industry for approximately 10 years.

     Christopher Larson, Chief Financial Officer and Director. Mr. Larson, age 31, is a certified public accountant. Prior to joining us in 1999, he represented several automotive retail clients in tax and accounting matters. He has been our Chief Financial Officer since 1999.

     Patrick R. Cruzen, an independent Director. Mr. Cruzen is 57 years old. Mr. Cruzen is currently the Chief Executive Officer of Cruzen & Associates, which offers a wide range of gaming industry-related services. Prior to that, he was President and Chief Operating Officer of Grand Casinos, Inc. Cruzen was also part of the startup team that created MGM Grand, where he served as Senior Vice President of Finance and Administration and President of MGM Grand's casino marketing arm, Destron. Other successful associations include President of the Flamingo Hilton in Reno, Nevada; President of the Sands Hotel and Casino in Las Vegas; Controller of the Las Vegas Hilton; and Chief Financial Officer, Vice President of Administration and Vice President of Hotel Operations at Caesars Palace.

      Gordon T. Graves, an independent Director. Mr. Graves is 67 years old. Mr. Graves is currently the President of Graves Management, Inc., a management consulting and investment company. Prior to that, he was the Chairman of the Board and Chief Executive Officer for Multimedia Games Inc. (Nasdaq: MGAM -
News) for nearly 10 years. Graves had previously served as the President and Chief Executive Officer of Arrowsmith Technologies, Inc., and earlier worked at KDT Industries, Inc., a high-tech manufacturing and services company and an affiliate of Arrowsmith, where he served as Vice President of Corporate Development and later President. Earlier in his career, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd.), a company he co-founded.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of our Company, either by blood or by marriage. However, Craig Potts is the husband of Kristen Potts, the beneficial owner of approximately 50.3% of our outstanding voting securities.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of our Company:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On June 4, 2003, Kristen Potts, who is the wife of our Chief Executive Officer, Craig Potts, filed with the Securities and Exchange Commission a Form 4, as amended, Statement of Changes in Beneficial Ownership, disclosing her sale of 170,000 shares of our common stock in market transactions, at a price $1.50 per share.

     On July 28, 2003, Kristin Potts also filed with the Securities and Exchange Commission a Form 4 disclosing the sale of 512,500 shares of our Company's common stock in market transactions, at a price of $1.50 per share.

     On August 5, 2003, Kristin Potts also filed with the Securities and Exchange Commission a Form 4 disclosing the sale of 737,500 shares of our Company's common stock in market transactions, at a price of $2.00 per share.

     On August 20, 2003, Kristin Potts also filed with the Securities and Exchange Commission a Form 4 disclosing the gift of 7,000 shares of our Company's common stock.

     On September 17, 2003, Kristin Potts also filed with the Securities and Exchange Commission a Form 4 disclosing the sale of 300,000 shares of our Company's common stock in market transactions, at a price of $2.50 per share.

     On March 10, 2004, Gordon T. Graves filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership of Securities, disclosing his ownership of options to acquire 115,000 shares of our common stock, at an exercise price of $5.55 per share.

     On March 11, 2004, Patrick R. Cruzen filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership of Securities, disclosing his ownership of options to acquire 115,000 shares of our common stock, at an exercise price of $5.55 per share.

     On March 30, 2004, Kristen Potts also filed with the Securities and Exchange Commission a Form 4 disclosing the sale of 380,952 shares of our Company's common stock in private transactions, at a price of $5.25 per share.

     Based upon our review of the copies of such forms and reports we have received from the foregoing persons, we believe that no such person was required to file a Form 5 for the year ended December 31, 2003.

Code of Ethics.
---------------

     The Company has adopted a Code of Ethics and it is attached to this Report as Exhibit 14. See Part III, Item 13.

Audit Committee.
----------------

     The Company has adopted an Audit Committee and a Charter for the Audit Committee. See Part III, Item 13. Our Audit Committee is composed of two independent directors, Patrick R. Cruzen and Gorden T. Graves, at least one of whom is a "financial expert." The Audit Committee Charter provides, among other requirements, for:

     * Meetings at least quarterly;
     * Engagement or terminate our auditors and approve compensation for our auditors;
     * Pre-approval of all audit and non-audit related services that are to be performed by our auditors;
     * The authority to engage independent counsel for the Audit
Committee;
     * The review all related party transactions;
     * The monitoring of our financial reporting process and internal controls;
     * The Coordination, review and appraise our auditors efforts;
     * Direct communications with the Board of Directors, members of management and our auditors regarding the Audit Committees duties and responsibilities;
     * The review of annual and quarterly financial statements; and
     * The review and monitor compliance of with our Code of Ethics as it relates to our management and our financial reporting process and internal controls.

     The Audit Committee has discussed our financial statements with our auditors, including the matters required to be discussed by SAS 61; has received written disclosures from our auditors regarding independence standards; and has recommended to the Board of Directors that our audited financial statements be included in this Annual Report.

Item 10. Executive Compensation.

     The following table sets forth the aggregate compensation paid by our Company to our Chief Executive Officer and any other officers whose salaries and bonuses exceeded $100,000 or more per year for services rendered during the periods indicated:


                        Summary Compensation Table
                        --------------------------

                                      Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)
                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Craig
Potts,      12/31/01  85,000  0     0     0    100,000(1)  0    0
CEO, Pres.  12/31/02 278,423  0     0     0      0         0    0
Director    12/31/03 310,000  0     0     0    481,000(2)  0    0

Christopher
Larson      12/31/01  96,000  0     0     0     25,000(3)  0    0
CEO, Pres.  12/31/02  96,000  0     0     0      0         0    0
Director    12/31/03 105,200  0     0     0    306,000(4)  0    0


    (1) These options are exercisable at a price of $1.38 per share and are fully vested.

    (2) These options include 281,000 fully vested options exercisable at $1.83 per share and 200,000 options exercisable at $4.40 per share of which 100,000 options vested at 1/30/04 and 100,000 options vest at 1/30/05.

    (3) These options are exercisable at $1.25 per share and are fully vested.

    (4) These options include 106,000 fully vested options exercisable at $1.83 per share and 200,000 options exercisable at $4.00 per share of which 100,000 options vested at 1/30/04 and 100,000 options vest at 1/30/05.

             Options/SAR Grants in Last Fiscal Year

                       Individual Grants
      (a)                (b)           (c)            (d)              (e)
                  Number of      % of Total
                  Securities      Options/SARs
                  Underlying     Granted to
                 Options/SARs  Employees in   Exercise or Base  Expiration
Name         Granted (#)      Fiscal Year         Price ($/Sh)          Date

Craig Potts
CEO, Pres.
director       481,000            44.4%               4.40             11/03

Christopher
Larson,
CFO            306,000            28.2%               4.00             11/03


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

     No options were exercised by the named executive officers during 2003. The following table provides information related to the number and value of options held at December 31, 2003.

(a)          (b)               (c)           (d)               (e)
                        Number of
                        Securities                           Value of
                        Underlying                       Unexercised
                        Unexercised                      In-the-Money
                        Options at                          Options at
                        Year End                           Year End (1)
                        --------                            --------
Name           Exercisable     Unexercisable     Exercisable     Unexercisable
----           -----------     -------------     -----------     -------------

Craig Potts         381,000          200,000       $2,079,540      $ 554,000
CEO, Pres.,
Director

Christopher Larson,
CFO, Director       131,000          200,000       $  714,040      $ 634,000

(1) Value is calculated on the basis of the difference between the option exercise price and $7.17, the closing price on December 31, 2003, as then quoted on the OTC Bulletin Board of the NASD.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments; however, on March 1, 2004, two new and independent members were designated to our Board of Directors, Patrick R. Cruzen and Gordon T. Graves. Each of these persons were granted fees of $10,000 per year for service as a member of our Board of Directors, payable 25% quarterly, at the beginning of each quarterly period.

     On March 1, 2004, we granted each director, including the incumbent directors, Messrs. Potts and Larson, options to purchase 115,000 shares of Common Stock, subject to the increase in authorized shares under the 2001 Stock Option Plan. With respect to each such grant, options to purchase 15,000 of such shares are immediately exercisable and options to purchase the remaining 100,000 shares vest ratably over four years. For additional information regarding these and other options granted under our 2001 Stock Option Plan and the proposed increase in the number of shares allocable thereunder from 1,000,000 shares of common stock to 2,500,000 shares that is effective at April 12, 2004, see our Definitive Information Statement that is referenced in Part III, Item 13, which is incorporated herein by reference.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from our Company, with respect to any director or executive officer of our Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with us or any subsidiary, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of our Company's common stock as of the date of March 3, 2004 and includes general voting power and/or investment power with respect to securities. In the table below, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:


                             Number of Shares           Percentage
Name and Address            Beneficially Owned           of Class (1)
----------------            ------------------           --------
Kristen Potts (2)               6,990,050                  50.3%
1360 Opal Valley
Henderson, NV 89052


          (1) Calculations are based upon 13,903,598 outstanding shares on March 3, 2004, which includes an aggregate total of 512,000 shares issuable under our 2001 Stock Option Plan that can presently be exercised by our two directors and executive officers, Messrs. Potts and Larson.

         (2) Consists of 6,609,050 shares owned by Kristen Potts, who is the spouse of Craig Potts, our President and one of our directors, and 381,000 shares issuable upon currently exercisable options held by Mr. Potts.

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of our directors and executive officers as of March 3, 2004 and includes general voting power and/or investment power with respect to securities. In the table below, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:


                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class(1)
----------------     -------------------------     --------

Craig Potts (2)           6,990,050                  50.3%
1360 Opal Valley
Henderson, NV 89052

Christopher Larson (3)      633,500                   4.5%
9178 Long Island Street
Las Vegas, NV 89123

Gordon T. Graves                  0                     0%
1604 Crested Butte Drive
Austin, TX 78746

Patrick R. Cruzen                 0                     0%
16355 36th Avenue North
Suite 700
Plymouth, MN 55446

All Directors and
Executive Officers
as a group (four persons) 7,623,550                  54.8%


          (1) Calculations are based upon 13,903,598 outstanding shares on March 3, 2004, which includes an aggregate total of 512,000 shares issuable under the 2001 Stock Option Plan that can presently be exercised by our two directors and executive officers, Messrs. Potts and Larson; however, the additional 100,000 shares and 60,000 shares underlying grants of additional options made by the Board of Directors on November 3, 2003 and March 1, 2004, 100,000 each to Messrs. Potts and Larson, and 15,000 each to Graves and Cruzen, respectively, are not included in these calculations as these grants can not be made effective April 12, 2004, when the number of shares allocable under the 2001 Stock Option Plan is increased.

          (2) Consists of 6,609,050 shares owned by Kristen Potts, who is the spouse of Craig Potts, our President and one or our directors, and 381,000 shares issuable upon currently exercisable options held by Mr. Potts.

          (3) Includes 131,000 shares issuable under currently exercisable options held by Mr. Larson.

Other Information Regarding Equity Compensation Plans.
------------------------------------------------------

     The following table sets forth information regarding our Company's equity compensation plans in effect as of December 31, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act.

     Securities Authorized for Issuance Under Equity Compensation Plans

Plan category    Number of shares of    Weighted-average  Number of shares of
                 common stock to be     exercise price of     common stock
                 issued upon exercise  outstanding options remaining available
                of outstanding options,    warrants        for future issuance
                 warrants and rights      and rights          under equity
Plan category                                              compensation plans

Equity compensation
plans approved by
stockholders:           974,500            $1.70               25,500

Equity compensation
plans not approved
by stockholders:      1,021,620             $2.92                    -

                      ---------             -----              -------
Total                 1,996,120            $2.32               25,500

Changes in Control.
-------------------

     There are no present arrangements or pledges of our Company's securities which may result in a change in control of us.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     We had unsecured notes payable, due on demand, with our stockholders for costs incurred in the start-up of our Company. The outstanding balance of these notes at December 31, 2003 and 2002, was $0 and $101,646, respectively, with an interest expense of $2,014 and $9,769, respectively and no accrued interest.

     During 2003, we advanced $25,000 to an officer. This advance is non-interest bearing, unsecured and due on demand. At December 31, 2003, the amount due from the officer was $25,000.

Certain Business Relationships.
-------------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

     We have no parents, except to the extent that Kristen Potts and Craig Potts may be deemed to be parents due to their beneficial ownership of approximately 50.3% of our outstanding voing securities. See the caption "Security Ownership of Certain Beneficial Owners and Management," Item
11 of this Annual Report.

Transactions with Promoters.
----------------------------

     Except as indicated below, during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K:
--------------------

     8-K Current Report dated June 6, 2003, regarding a press release, filed with the Securities and Exchange Commission on June 6, 2003.

     8-K Current Report dated July 23, 2003, regarding the definitive Agreement and Plan of Merger with Chex Services, Inc. and its Parent, Equitex, Inc., filed with the Securities and Exchange Commission on July 23, 2003.

     8-K Current Report dated August 20, 2003, regarding our Company's earnings, filed with the Securities and Exchange Commission on August 20, 2003.

     8-K Current Report dated December 12, 2003, regarding the termination of the definitive Agreement and Plan of Merger with Chex Services, Inc. and its parent, Equitex, Inc., filed with the Securities and Exchange Commission on December 12, 2003.

Exhibit
Number               Description
------               -----------

 14                  Code of Ethics

 23                  Consent of Auditors

 31.1                302 Certification of Craig Potts

 31.2                302 Certification of Christopher Larson

 32                  906 Certification

 99                  Audit Committee Charter


DOCUMENTS INCORPORATED BY REFERENCE:

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, filed with the Securities and Exchange Commission on February 22, 2001.

     8-K Current Report dated October 21, 2001, filed with the Securities and Exchange Commission on October 21, 2001.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2002.

     Annual Report on Form 10-KSB for the calendar year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.

     Definitive Information Statement filed with the Securities and Exchange Commission on March 19, 2004.

Item 14.  Principal Accountant Fees and Services.

     Our Board of Directors selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The following table details the fees paid to Virchow Krause for the years ended December 31, 2003 and 2002.

                                     2003          2002
                                     ----          ----
               Audit Fees          $43,970       $54,745
               Audit-Related Fees   29,810*        ----
               Tax Fees              6,235         6,768
               All Other Fees      -------       -------
               Total               $80,015       $61,513
                                   =======       =======

               * Fees associated with "due diligence" related to potential acquisition of a company.

     The policy of our Audit Committee is to review and pre-approve both audit and non-audit services to be provided by our independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act. This duty may be delegated to one or more designated members of our Audit Committee with any such approval reported to our Audit Committe committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed in our periodic reports that are required to be filed by us under Section 13(a) of the Exchange Act. Our Audit Committee was formed on March 1, 2004, so accordingly, no audit fees were approved prior to that date.

     No Services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to us was performed by anyone other than Virchow Krause.

                           SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CASH SYSTEMS, INC.


Date: 3/30/04                                      /s/ Craig Potts
     --------                                      -----------------------
                                                   Craig Potts
                                                   Chief Executive Officer,
                                                   President and Director

     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                  CASH SYSTEMS, INC.


Date: 3/30/04                                     /s/ Craig Potts,
      -------                                     ----------------------
                                                  Craig Potts
                                                  Chief Executive Officer,
                                                  President and Director


Date: 3/30/04                                     /s/ Christopher Larson,
      -------                                     -----------------------
                                                  Christopher Larson
                                                  Chief Financial Officer
                                                  and Director


Date: 3/30/04                                     /s/ Patrick R. Cruzen,
      -------                                     -----------------------
                                                  Director


Date: 3/30/04                                     /s/ Gordon T. Graves,
      -------                                     -----------------------
                                                  Director