Form 10QSB
period 2004-03-31
CASH SYSTEMS INC
filed 2004-05-17
CIK 861050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

         For the quarterly period ended March 31, 2004.

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


        3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 895-8399
                                 --------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2004: 15,398,598

Transitional Small Business Disclosure Format (Check one):    Yes [  ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the results of operations and financial condition of the Registrant as of the end of and for the specified periods.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           March 31, 2004 (unaudited) and December 31, 2003 (audited)
--------------------------------------------------------------------------------



                                                ASSETS
                                                                                        2004                  2003
                                                                                    (unaudited)            (audited)
                                                                                 -------------------    -----------------
CURRENT ASSETS
      Cash                                                                       $        17,439,438    $       3,035,747
      Due from officer                                                                        55,300               25,000
      Prepaid commissions                                                                    411,000              362,000
      Other receivable                                                                       620,514              617,739
      Deferred income taxes                                                                  256,000              299,000
      Other current assets                                                                   849,551            1,052,623
                                                                                 -------------------    -----------------

           Total Current Assets                                                           19,631,803            5,392,109
                                                                                 -------------------    -----------------

 PROPERTY AND EQUIPMENT, NET                                                               2,145,055            1,855,791
                                                                                 -------------------    -----------------

 OTHER ASSETS
      Deposits and other                                                                       1,154                1,154
      Long-term receivable                                                                         -              453,295
                                                                                 -------------------    -----------------
           Total Other Assets                                                                  1,154              454,449
                                                                                 -------------------    -----------------

                TOTAL ASSETS                                                     $        21,778,012    $       7,702,349
                                                                                 ===================    =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
      Checks issued in excess of cash in bank                                    $                 -    $         686,118
      Current portion of long-term debt                                                      561,512              631,434
      Accounts payable - trade                                                             5,246,758            1,734,653
      Credit card cash advance fees payable                                                1,199,429              743,423
      ATM commissions payable                                                                434,954              331,944
      Credit cash chargebacks payable                                                         29,373              103,957
      Check cashing commissions payable                                                      108,024               91,146
      Other accrued expenses                                                                 199,235              221,357
                                                                                 -------------------    -----------------
           Total Current Liabilities                                                       7,779,285            4,544,032

 LONG-TERM LIABILITIES
 Long-term debt, net                                                                          30,851               81,601
 Deferred income taxes                                                                       354,000              354,000
                                                                                 -------------------    -----------------
           Total Liabilities                                                               8,164,136            4,979,633
                                                                                 -------------------    -----------------

 STOCKHOLDERS' EQUITY
      Common stock, par value of $0.001, 50,000,000 shares
        authorized, 15,201,598 and 12,892,735 shares issued
          and outstanding                                                                     15,202               12,893
      Additional paid-in capital                                                          12,412,471            1,872,747
      Warrants                                                                             1,341,057            1,341,057
      Deferred consulting services                                                          (162,375)            (207,359)
       Retained earnings (accumulated deficit)                                                 7,521             (296,622)
                                                                                 -------------------    -----------------
                     Total Stockholders' Equity                                           13,613,876            2,722,716
                                                                                 -------------------    -----------------

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        21,778,012    $       7,702,349
                                                                                 ===================    =================


                    See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2004 and 2003 (unaudited)

 -------------------------------------------------------------------------------



                                                                                   2004                 2003
                                                                                  Amount               Amount
                                                                          -------------------  -------------------

COMMISSIONS                                                               $       11,006,634   $        7,001,425
                                                                          ------------------   ------------------

OPERATING EXPENSES
     Commissions                                                                   5,149,219            3,715,046
     Processing costs                                                              2,108,215            1,360,628
     Check Cashing Costs                                                             618,993               99,072
     Armored carrier services                                                        104,279              106,585
     Payroll and related services                                                  1,086,287              491,471
     Other                                                                         1,129,309              436,815
     Compensation expense related to options and warrants                             44,984               39,914
     Depreciation and amortization                                                   125,494              122,249
                                                                          ------------------   ------------------
          Total Operating Expenses                                                10,366,780            6,371,780
                                                                          -------------------  ------------------

     Income from Operations                                                          639,854              629,645
                                                                          -------------------  ------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                               (132,806)            (111,110)
     Amortization of original issue discount                                               -              (36,504)
     Interest income                                                                      95                  295
                                                                          ------------------   ------------------
          Total Other Income (Expense)                                              (132,711)            (147,319)
                                                                          ------------------   ------------------

     Income Before Income Taxes                                                      507,143              482,326

     Provision for Income Taxes                                                      203,000                    -
                                                                          ------------------   ------------------

NET INCOME                                                                $          304,143   $          482,326
                                                                          ==================   ==================

INCOME PER COMMON SHARE
     BASIC                                                                $             0.02   $             0.04
                                                                          ==================   ==================
     DILUTED                                                              $             0.02   $             0.04
                                                                          ==================   ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                                        13,427,102           12,643,806
                                                                          ==================   ==================
     DILUTED                                                                      14,758,130           13,019,454
                                                                          ==================   ==================


                   See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2004 and 2003 (Unaudited)
--------------------------------------------------------------------------------


                                                                              2004                      2003
                                                                        ------------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $               304,143   $               482,326
  Adjustments to reconcile net income to cash flows from
  operating activities:
   Depreciation and amortization                                                        125,493                   122,249
   Compensation expense related to non-employee stock options                            44,984                    39,914
   Amortization of original issue discount                                                    -                    36,503
   Deferred income taxes                                                                 43,000
   Changes in operating assets and liabilities:
     Prepaid commissions                                                                (49,000)                        -
     Other receivable                                                                    (2,775)                  (45,775)
     Employee advances                                                                        -                     1,002
     Other current assets                                                               191,468                   (51,684)
     Deposits and other                                                                       -                   (14,467)
     Long-term receivable                                                               453,295                  (114,822)
     Accounts payable - trade                                                         3,512,105                  (133,874)
     Credit card cash advance fees payable                                              456,006                   233,338
     ATM commissions payable                                                            103,010                   112,384
     Credit card chargebacks payable                                                    (74,584)                 (252,055)
     Check cashing commissions payable                                                   16,878                         -
     Accrued interest                                                                         -                    10,574
     Other accrued expenses                                                             (22,122)                   14,407
                                                                        -----------------------   -----------------------
      Cash flows from operating activities                                            5,101,901                   440,020
                                                                        -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to officer                                                                   (30,300)                        -
  Purchases of property and equipment                                                  (414,757)                 (165,995)
                                                                        -----------------------   -----------------------
      Cash flows from investing activities                                             (445,057)                 (165,995)
                                                                        -----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in checks issued in excess of cash in bank                                  (686,118)                        -
  Proceeds from long-term debt                                                                -                   390,000
  Payments on long-term debt                                                           (120,672)                  (85,318)
  Net payments on notes payable - officers                                                    -                   (34,353)
  Payments on capital lease obligations                                                       -                    (1,823)
  Proceeds from issuance of common stock, net of expenses                            10,553,637                   115,000
                                                                        -----------------------   -----------------------
      Cash flows from financing activities                                            9,746,847                   383,506
                                                                        -----------------------   -----------------------

INCREASE IN CASH                                                                     14,403,691                   657,531

CASH, BEGINNING OF PERIOD                                                             3,035,747                 1,094,247
                                                                        -----------------------   -----------------------

CASH, END OF PERIOD                                                     $            17,439,438   $             1,751,778
                                                                        =======================   =======================


SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for financing costs and interest expense,
     net of amortization of original issue discount                     $               142,728   $               112,995
                                                                        =======================   =======================
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Reclassification of other current assets to proceeds from
     issuance of common stock                                           $                11,604   $                     -
                                                                        =======================   =======================


          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2004 AND 2003 (UNAUDITED)

Note 1- Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of Cash Systems, Inc. and Subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year as a whole.

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

         In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been changed to the pro forma amounts indicated below:




                                                                                          For the three months ended
                                                                                                    March 31,
                                                                                           2004                 2003
                                                                                        -----------          -----------
Net income:
        As reported                                                                     $   304,143          $   482,326
        Pro forma                                                                          (396,856)            (201,553)

Income per common share - basic:
        As reported                                                                             .02                  .04
        Pro forma                                                                              (.03)                (.02)

Income per common share - diluted:
        As reported                                                                             .02                  .04
        Pro forma                                                                              (.03)                (.02)

Stock-based compensation cost:
        As reported                                                                               0                    0
        Pro forma                                                                           700,999              683,879



         In determining the compensation cost of the options granted during the three months ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:


                                                                                   For the three months ended
                                                                                            March 31,
                                                                                   2004                 2003
                                                                                ------------         ------------
Risk-free interest rate                                                            4.0%                3.88%
Expected life of options granted                                                    10 years             10 years
Expected volatility                                                              103.6%               253.3%
Expected dividend yield                                                              0%                   0%

Software Development Costs



         The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2004 and 2003, the Company capitalized $251,507 and $71,597 of costs related to the implementation of SOP 98-1, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

Depreciation

         Property and equipment are recorded at cost, except in the case of capitalized lease assets, which are stated at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease. Depreciation and amortization are provided for using the straight- line method over estimated useful lives ranging from five to seven years. Maintenance, repairs and minor renewals are expensed when incurred.

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

Net Income per Common Share

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 1,331,028 shares of dilutive securities for the three months ended March 31, 2004 and 375,648 shares of dilutive securities for the three months ended March 31, 2003.

         Following is a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2004 and 2003, respectively:



                                                                     For the three months ended
                                                                              March 31,
                                                                      2004                2003
                                                                  -----------         -----------
Income per common share - basic:

Net income                                                        $   304,143         $   482,326

Weighted average shares outstanding                                13,427,102          12,643,806

Income per common share - basic                                   $       .02         $      0.04

Income per common share - diluted:                                $       .02         $      0.04

Net income                                                        $   304,143         $   482,326

Weighted average shares outstanding                                13,427,102          12,643,806

Common stock equivalents                                            1,331,028             375,648

Weighted average shares and potential diluted shares               14,758,130          13,019,454
outstanding

Net income per common share - diluted                             $       .02         $      0.04



         The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

         All warrants and stock options were dilutive at March 31, 2004.

         Warrants to purchase 107,500 shares of common stock with a weighted average exercise price of $2.45 were outstanding at March 31, 2003 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

Note 3- Equity

         On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an "accredited investor."

         In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to "accredited investors" only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,050,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004.
We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering.

         For the quarter ended March 31, 2004, a total of 28,750 warrants having an exercise price of $1.50 per share were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock for an amount of days prior to exercise) resulting in the issuance of 22,673 shares.

Note 4- Income Taxes

         At March 31, 2004, all federal and state net operating loss carryforwards have been utilized.

         At March 31, 2003, there was no provision for income taxes as the Company was still utilizing federal and state net operating loss carryforwards.

Note 5-Funding Arrangement

         In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement required the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6% at March 31, 2004) or 10%, whichever is greater. At March 31, 2004 the rate was 10%. The Company at no time had access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company provided armored carrier services and bears the cost of such services. The Company obtained insurance coverage for the funds provided. The armored carrier company carried the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. This Fidelity Bank note was paid in full on April 2, 2004.

Note 6- Notes Payable

         In February 2003, the Company entered into a $390,000 note payable with 21st Century Investment Co., which note had interest at 9.5%. The note was due in February 2005 and had monthly payments of $17,907. The outstanding balance at March 31, 2004 was $187,929. This note was paid in full on April 6, 2004.

         In September 2003, the Company entered into a $100,000 note payable with 21st Century Investment Co., which note had interest at 9%. The note was due in September 2005 and had monthly payments of $4,570. The outstanding balance at March 31, 2004 was $76,646. This note was paid in full on April 6, 2004.

Note 7- Related Party Transactions

         The Company has advanced $55,300 to an officer of the Company. This advance is non-interest bearing, unsecured and due on demand. At March 31, 2004, the amount due from the officer was $55,300. The advance was repaid in full in April 2004.

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

Note 9 - Litigation

         The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending. In the event the Company is unsuccessful in recovering the receivable recorded at March 31, 2004, which amounts to $620,514 based on the filed suit, the write off of this receivable will be material to the results of operations. Although recovery of the $379,583 judgment or the remaining amounts of the Company's receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at March 31, 2004.

Note 10 - Long-term receivable

         The Company has an unsecured receivable with a customer to which the Company provides cash for the customer's ATM operations. The balance at March 31, 2004 and December 31, 2003 was $0 and $453,295, respectively, and is non-interest bearing.

Note 11 - Subsequent Events

         As stated in Note 3 above, the Company closed on $950,000 of a $10 million private placement offering that began in March 2004. A previous closing on March 25, 2004 was completed for $9,050,000.

         On April 9, 2004, the Company, Equitex, Inc. and Chex Services, Inc. executed a Settlement Agreement and Mutual Release pursuant to which two lawsuits between the parties were settled. These lawsuits related to: (i) the terminated Stock Purchase Agreement between the Company as purchaser and Equitex, Inc and Chex Services, Inc. and seller, and (ii) the Company entering into an agreement to provide Cash Access Services at the Seminole Tribe of Florida casinos.

         As stated in Notes 5 and 6 above, the Company repaid notes payable to Fidelity Bank and 21st Century Investment Co. in April 2004. As stated in Note 7 above, an advance to an officer of the Company was repaid in April 2004.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Report.

         OVERVIEW

         Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions ("Cash Access Services"). These products are the primary means by which casinos make cash available to gaming customers. Presently, our Cash Access Services are utilized at over 200 gaming and retail locations nationwide.

         Our credit/debit card cash advance products have been installed in over 90 casinos and allow casino patrons to obtain cash from their credit card or checking account (for debit transactions), through the use of our software and equipment.

         Our ATM services are used by retailers (primarily convenience and grocery stores) and casinos. Through these services, we process ATM transactions through ATM networks with whom we have licensing agreements. We are also a reseller of ATMs, and through lease agreements, we provide ATM vault cash.

         We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 75 casinos utilizing the services of a full service check cashing vendor. The second option we provide are check guarantee services with the assistance of third party providers.

Critical Accounting Policies and Estimates

         Impairment of Long-Lived Assets

         The Company's long-lived assets include property, equipment and computer software. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized. During the three months ended March 31, 2004, the Company did not record any impairment losses related to long-lived assets.

         Capitalized Software Development Costs

         The Company capitalizes certain direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2004 and 2003, the Company capitalized $251,507 and $71,597 of costs pursuant to SOP 98-1, respectively, which are amortized over its estimated useful life of three years using the straight-line method. The Company continually evaluates the recoverability of capitalized costs.

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

Three months ended March 31, 2004, compared to March 31, 2003.

         Revenues for the three months ended March 31, 2004 were $11,006,634, an increase of $4,005,209, or 57.2%, as compared to $7,001,425 for the same period in 2003. The increase in revenues is due to the continued expansion of products for, and services to, additional gaming operations. The Company currently provides cash access services at over 140 casinos.

         Operating expenses for the three months ended March 31, 2004 were $10,366,780, an increase of $3,995,000, or 62.7%, compared to $6,371,780 for the same period in 2003. This increase was primarily due to the reasons described below.

         Commissions -- Commissions for the three months ended March 31, 2004 were $5,149,219, an increase of $1,434,173, or 38.6%, compared to $3,715,046 for the same period in 2003. Commission costs increased due to greater transaction volumes.

         Processing costs -- Processing costs for the three months ended March 31, 2004 were $2,108,215, an increase of $747,587, or 54.9%, compared to
$1,360,628 for the same period in 2003. Commission costs increased due to greater transaction volumes.

         Check cashing costs for the three months ended March 31, 2004 were $618,993, an increase of $519,921, or 524.8%, compared to $99,072 for the same period in 2003. Check cashing costs increased due to greater transaction volumes and higher costs per transaction due to the establishment of new accounts in geographic territories that have higher check cashing costs than some of the Company's existing markets.

         Armored car services costs for the three months ended March 31, 2004 were $104,279, a decrease of $2,306, or 2.1%, compared to $106,585 for the same period in 2003. Armored car services decreased due to more favorable terms with a vendor.

         Payroll and related services for the three months ended March 31, 2004 were $1,086,287, an increase of $594,816, or 121.0%, compared to $491,471 for the same period in 2003. Payroll and related services costs increased due to the installation of a new call center in Burnsville, Minnesota and check cashing facilities at the four Seminole Tribe of Florida casinos, a major new contract awarded in the first quarter.

         Other costs for the three months ended March 31, 2004 were $1,129,309, an increase of $692,494, or 158.5%, compared to $436,815 for the same period in 2003. Other costs increased primarily due to higher legal, travel, and interest and bank fees. Most of the increase in other costs are directly related to the lawsuit surrounding (as discussed more fully in Note 11 to the Financial Statements) and initial performance under a major new contract award.

         Compensation expense related to options and warrants for the three months ended March 31, 2004 were $44,984, an increase of $5,070, or 12.7%, compared to $39,914 for the same period in 2003. Compensation expense related to options and warrants increased due in part to vesting of warrants.

         Depreciation and amortization for the three months ended March 31, 2004 were $125,494, an increase of $2,245, or 2.7%, compared to $122,249 for the same period in 2003. Depreciation and amortization was higher due to the implementation of new equipment in the field.

         Interest expense for the three months ended March 31, 2004 was $132,806, compared to $111,110 for the same period in 2003. The change was due, in part, to increased vault cash requirements relating to installations at the Seminole Tribe of Florida casinos.

Liquidity and Capital Resources.

         At March 31, 2004, cash was $17,439,438, compared to $3,035,747 at
December 31, 2003. This increase of $14,403,689 primarily resulted from two private placement offerings generating gross proceeds of $12,250,000 through the sale of 2,476,190 shares of common stock resulting in net proceeds of $10,553,637.

         For the three months ended March 31, 2004, the Company purchased $414,757 in property and equipment, compared to $165,995 for the same period in 2003. This increase is due to development of new systems which the Company hopes to introduce to the marketplace and equipment for installation at new casino clients. The Company expects to spend $1,000,000 for fiscal 2004.

         Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. To date, Cash Systems has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, term loans from financial banking institutions and private placements.

         The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. However, the Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 12 months. The Company may continue to evaluate potential acquisitions and alliances, which may require equity or cash resources sooner.

Safe Harbor Statement.

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

                           PART II- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The trial of the Company's lawsuit against Dunbar Armored, Inc. concluded in June 2003, with judgment being entered in favor of the Company in the amount of $379,583. In November 2003, the court awarded us $207,344.93 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending.

         Except for the matter described above and in Note 9 of our consolidated financial statements, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         On January 2, 2004, we sold 476,190 shares of Common Stock at $5.25 per share to one accredited investor. For this issuance, we relied on Rule 506 of Regulation D for an exemption from registration requirements.

         On March 25, 2004 and April 14, 2004, we closed a $10,000,000 financing, pursuant to which we sold an aggregate of 2,000,000 shares of Common Stock at $5.00 per share to 31 accredited investors. For these issuances, we relied on Rule 506 of Regulation D for an exemption from registration requirements.

         Between January 12, 2004 and February 5, 2004, we sold an aggregate of 22,673 shares of Common Stock to certain warrant holders upon the conversion of five outstanding warrants with an exercise price of $1.50 per share, which consideration was paid by the forfeiture of 6,077 shares in accordance with the terms of the warrants. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A Written Action in Lieu of Special Meeting of Majority Stockholders of Cash Systems, Inc. was executed by Kristen Potts and Christopher Larson, who collectively owned 6,609,060 shares, which is in excess of 50% of the Company's outstanding common stock, on March 4, 2004, (i) increasing the number of shares under the Company's 2001 Stock Option Plan from 1,000,000 to 2,500,000 and (ii) approving the participation of one of our directors, Gordon Graves, as a purchaser in the $10 million private placement offering.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

                  See Exhibit Index following the signature page.

         (b)  Reports on Form 8-K.

                  No current reports on Form 8-K were filed in the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CASH SYSTEMS, INC.


Dated:   May 17, 2004                    /s/ Craig Potts
                                         Craig Potts, President and
                                         Chief Executive Officer


Dated:   May 17, 2004                    /s/ Christopher Larson
                                         Christopher Larson
                                         Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED                         COMMISSION FILE NO. 0-18317
MARCH 31, 2004
                           --------------------------
                               CASH SYSTEMS, INC.
                           --------------------------


Exhibit No.       Description
-----------       -----------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




2966912/7