Form 10QSB
period 2004-06-30
CASH SYSTEMS INC
filed 2004-08-16
CIK 861050

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended June 30, 2004.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to _____

                           Commission File No. 1-31955

                               CASH SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      87-0398535
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

        3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 895-8399
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 15,637,718.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                     ASSETS

                                                                 2004           2003
                                                              (unaudited)     (audited)
CURRENT ASSETS
     Cash                                                    $ 12,487,576    $  3,035,747
     Due from officer                                                --            25,000
     Prepaid commissions                                        1,098,363         362,000
     Other receivable                                             628,643         617,739
     Deferred income taxes                                        263,000         299,000
     Other current assets                                       1,248,529       1,052,623
                                                             ------------    ------------
          Total Current Assets                                 15,726,111       5,392,109
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                     2,454,050       1,855,791
                                                             ------------    ------------


OTHER ASSETS
     Deposits and other                                             1,154           1,154
     Long-term receivable                                            --           453,295
                                                             ------------    ------------
          Total Other Assets                                        1,154         454,449
                                                             ------------    ------------
               TOTAL ASSETS                                  $ 18,181,315    $  7,702,349
                                                             ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of cash in bank                 $       --      $    686,118
     Current portion of long-term debt                               --           631,434
     Accounts payable - trade                                     414,653       1,734,653
     Credit card cash advance fees payable                        791,340         743,423
     ATM Commissions payable                                      486,117         331,944
     Check cashing commissions payable                            136,562          91,146
     Credit cash chargebacks payable                              131,618         103,957
     Other accrued expenses                                       708,031         221,357
                                                             ------------    ------------
          Total Current Liabilities                             2,668,321       4,544,032

LONG-TERM LIABILITIES
Long-term debt, net                                                  --            81,601
Deferred income taxes                                             354,000         354,000
                                                             ------------    ------------
          Total Liabilities                                     3,022,321       4,979,633

STOCKHOLDERS' EQUITY
     Common stock, par value of $0.001, 50,000,000 shares
       authorized, 15,512,908 and 12,892,735 shares issued
         and outstanding                                           15,513          12,893
     Additional paid-in capital                                13,342,238       1,872,747
     Warrants                                                   1,341,057       1,341,057

                                                                 (139,179)       (207,359)
     Deferred consulting services
     Accumulated earnings                                         599,365        (296,622)
                                                             ------------    ------------
          Total Stockholders' Equity                           15,158,994       2,722,716
                                                             ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 18,181,315    $  7,702,349
                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004    JUNE 30, 2003
                                                          --------------    --------------    --------------   -------------
COMMISSIONS                                               $ 11,840,293      $  7,872,149       $ 22,846,927     $ 14,873,574

COSTS AND EXPENSES
     Commissions                                             5,663,557         4,066,358         10,812,776        7,781,404
     Processing costs                                        2,126,273         1,532,563          4,234,488        2,893,191
     Check cashing costs                                       654,171           189,609          1,273,164          288,681
     Armored carrier services                                   95,931           115,199            200,210          221,784
     Payroll and related services                            1,210,555           616,801          2,296,842        1,108,272
     Other                                                     908,580           605,524          2,037,889        1,042,339
     Compensation expense related to options
        and warrants                                            23,196            61,702             68,180          101,616
     Depreciation and amortization                             125,494           122,249            250,988          244,498
          Total Operating Expenses                          10,807,757         7,310,005         21,174,537       13,681,785

     Income from Operations                                  1,032,536           562,144          1,672,390        1,191,789

OTHER INCOME (EXPENSE)
     Interest expense                                          (46,853)         (110,713)          (179,659)        (221,823)
     Amortization of original issue discount                        -            (36,501)                -           (73,005)
     Interest income                                             1,161                99              1,256              394
          Total Other Income (Expense)                         (45,692)         (147,115)          (178,403)        (294,434)

     Income Before Income Taxes                                986,844           415,029          1,493,987          897,355

     Provision for Income Taxes                                395,000               --             598,000              --


NET INCOME                                                $    591,844      $    415,029       $    895,987     $    897,355

INCOME PER COMMON SHARE
     BASIC                                                $       0.04      $       0.03       $       0.06     $       0.07
     DILUTED                                              $       0.04      $       0.03       $       0.06     $       0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                  15,396,353        12,713,833         14,408,792       12,679,167
     DILUTED                                                16,487,811        13,425,491         15,620,035       13,222,820


          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                               2004                    2003
                                                                          --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      895,987          $      895,987
  Adjustments to reconcile net income to cash flows from
  operating activities:
   Depreciation and amortization                                                 250,988                 244,498
   Compensation expense related to non-employee stock options                     68,180                 101,616
   Amortization of original issue discount                                           --                   73,005
   Deferred income taxes                                                          36,000                     --
   Changes in operating assets and liabilities:
     Due from officer                                                             25,000                     --
     Employee advances                                                               --                    1,002
     Prepaid commissions                                                        (736,363)                    --
     Other receivable                                                            (10,904)               (116,002)
     Other current assets                                                       (207,510)               (182,366)
     Deposits and other                                                              --                  (64,752)
     Long-term receivable                                                        453,295                 (14,253)
     Accounts payable                                                         (1,320,000)                138,384
     Credit card cash advance fees payable                                        47,917                 156,190
     ATM commissions payable                                                     154,173                  83,553
     Check cashing commissions payable                                            45,416                     --
     Credit card chargebacks payable                                              27,661                (307,261)
     Accrued interest                                                                --                      317
     Other accrued expenses                                                      486,674                  34,957
                                                                          --------------           -------------
      Cash flows from operating activities                                       216,514               1,046,243
                                                                          --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (849,247)               (517,966)
                                                                          --------------           -------------
      Cash flows from investing activities                                      (849,247)               (517,966)
                                                                          --------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of bank balance                                       (686,118)                    --
  Proceeds from long-term debt                                                       --                  390,000
  Payments on long-term debt                                                    (713,035)               (196,718)
  Net payments on notes payable - officers                                           --                  (88,289)
  Payments on capital lease obligations                                              --                   (5,990)
  Issuance of common stock, net of expenses                                   11,357,715                 100,000
  Exercise of stock options                                                       78,000                     --
  Exercise of warrants                                                            48,000                     --
                                                                          --------------           -------------
      Cash flows from financing activities                                    10,084,562                 199,003
                                                                          --------------           -------------

INCREASE IN CASH                                                               9,451,829                 727,280
CASH, BEGINNING OF PERIOD                                                      3,035,747               1,094,247
                                                                          --------------           -------------
CASH, END OF PERIOD                                                       $   12,487,576           $   1,821,527
                                                                          ==============           =============
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for financing costs and interest expense,
     net of amortization of original issue discount                       $      176,971           $     221,506
                                                                          ==============           =============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of notes payable into common stock                           $          --            $       6,250
                                                                          ==============           =============
  Reclassification of other current assets to proceeds from
     issuance of common stock                                             $       11,604           $         --
                                                                          ==============           =============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2004 and 2003 (unaudited)

Note 1- Basis of Preparation

         The accompanying interim consolidated condensed financial statements of Cash Systems, Inc. ("the Company") and subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States (U.S.), consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies and estimates that require management's most difficult and subjective judgments include: revenue recognition, impairment of long-lived assets, capitalized software development costs and reserves for long-term and other receivables. The Company's significant accounting policies with respect to these estimates are discussed more fully in its Annual Report on Form 10-KSB for the year ended December 31, 2003. The actual results experienced by the Company may differ materially from management's estimates. Operating results for the interim financial period presented may not necessarily be indicative of the results that may be expected for the year as a whole.

         The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2 -- Summary of Significant Accounting Policies

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

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been changed to the pro forma amounts indicated below:

                                                   For the three months ended            For the six months ended
                                                            June 30,                              June 30,
                                                     2004              2003                2004              2003
                                                     ----              ----                ----              ----
Net income:
       As reported                                 $591,844          $415,029            $895,987          $897,355
       Pro forma                                   $541,860          $337,829            $145,004          $136,276

Income per common share - basic:
       As reported                                    $0.04             $0.03              $0.06             $0.07
       Pro forma                                      $0.04             $0.03              $0.01             $0.01

Income per common share - diluted:
       As reported                                    $0.04             $0.03              $0.06             $0.07
       Pro forma                                      $0.03             $0.03              $0.01             $0.01

Stock-based compensation cost:
       As reported                                       $0                $0                 $0                $0
       Pro forma                                    $49,984           $77,200           $750,983          $761,079

         In determining the compensation cost of the options granted during the three and six months ended June 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                                                     For the three months ended       For the six months ended
                                                              June 30,                        June 30,
                                                       2004             2003            2004             2003
                                                       ----             ----            ----             ----
Risk-free interest rate                                 N/A             3.0%            4.0%             3.4%
Expected life of options granted                        N/A           10 years        10 years         10 years
Expected volatility                                     N/A             253%           103.6%            253%
Expected dividend yield                                 N/A              0%              0%               0%

Software Development Costs

         The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended June 30, 2004 and 2003, the Company capitalized $144,568 and $144,979 of costs related to the implementation of SOP 98-1, respectively. During the six months ended June 30, 2004 and 2003, the Company capitalized $396,075 and $216,576 of costs related to the implementation of SOP 98-1, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

Revenue Recognition

         Cash advances, automated teller machines and check cashing commissions are reported as commissions on the statement of operations.

         The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received, and therefore, does not have the receivables from customers in the ordinary course of business.

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

Net Income per Common Share

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. The number of weighted-average diluted shares outstanding includes 1,091,458 and 1,211,243 shares of dilutive securities for the three and six months ended June 30, 2004 and 711,658 and 543,653 shares of dilutive securities for the three and six months ended June 30, 2003.

         Following is a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2003, respectively:

                                                       For the three months ended         For the six months ended
                                                                June 30,                           June 30,
                                                          2004             2003             2004               2003
                                                          ----             ----             ----               ----
Income per common share - basic:

Net income                                               $591,844         $415,029        $895,987           $897,355

Weighted average shares outstanding                    15,396,353       12,713,833      14,408,792         12,697,167

Income per common share - basic                             $0.04            $0.03           $0.06              $0.07

Income per common share - diluted:

Net income                                               $591,844         $415,029        $895,987           $897,355

Weighted average shares outstanding                    15,396,353       12,713,833      14,408,792         12,697,167

Common share equivalents                                1,091,458          711,658       1,211,243            543,653

Weighted average shares and potential                  16,487,811       13,425,491      15,620,035         13,425,491
diluted shares outstanding

Net income per common share -- diluted                      $0.04            $0.03           $0.06              $0.07

         The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). Options to purchase 115,000 shares of common stock with a weighted average exercise price of $6.10 were outstanding for the three months ended June 30, 2004, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average per share market price of the common stock. All options and warrants for the six months ended June 30, 2004 were dilutive. Options to purchase 100,000 shares of common stock with a weighted average exercise price of $2.60 were outstanding for the six months ended June 30, 2003 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average per share market price of the common stock. All options and warrants outstanding for the three months ended June 30, 2003 were dilutive.

Note 3 - Other Accrued Expenses

         Other accrued expenses included the following at:

                                                            June 30, 2004              December 31, 2003
                                                      --------------------------    ------------------------
Accrued payroll and payroll taxes                       $         130,153             $         115,269
Accrued income taxes                                              547,500                        87,000
Accrued interest                                                   30,378                        19,088
                                                      --------------------------    ------------------------
                                                        $         708,031             $         221,357
                                                      --------------------------    ------------------------

Note 4 - Equity

         On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an "accredited investor." On July 30, 2004, we issued the same accredited investor 23,810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share.

         In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to "accredited investors" only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,050,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004.
We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. Total stock issuance costs incurred through June 30, 2004 related to the equity financing during 2004 was $1,142,285.

         During the six months ended June 30, 2004, a total of 64,420 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock for an amount of days prior to exercise) resulting in the issuance of 49,483 shares.

         During the six months ended June 30, 2004, 32,000 five-year warrants were exercised for cash at a weighted average exercise price of $1.50 per share.

         During the six months ended June 30, 2004, 62,500 options were exercised for cash at a weighted average exercise price of $1.25.

Note 5 - Income Taxes

         At June 30, 2004, all federal and state net operating loss carryforwards have been utilized. The Company recorded a provision for income taxes of $395,000 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $598,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Note 6 - Deferred Income Taxes

         The Company's deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company's deferred tax asset as of June 30, 2004 and December 31, 2003 was $263,000 and $299,000, respectively. The deferred tax liability as of June 30, 2004 and December 31, 2003 was $354,000.

Note 7 - Funding Arrangement

         In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines
(ATMs). The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6% at June 30, 2004) or 10%, whichever is greater. The Company at no time has access to the funds provided, and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse Fidelity Bank for any loss occurring from the point in time at which the funds leave the bank. The Company retains armored carrier services to transport the funds, and bears the cost of such services. The Company obtained insurance coverage for the funds provided. The armored carrier company carried the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in ATMs.

         As a result of a cash shortage in our ATMs that we discovered in 2001 (see Note 11), the Company entered into a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was repaid in full in April 2004. The note payable required interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, and was secured by substantially all of the Company's assets and the personal guarantee of Craig Potts, President and Chief Executive Officer the Company.

Note 8 - Notes Payable

         In February 2003, the Company entered into a $390,000 note payable with 21st Century Investment Co., with an interest rate of 9.5%. The note was due in February 2005 and had monthly payments of $17,907. This note was paid in full on April 6, 2004.

         In September 2003, the Company entered into a $100,000 note payable with 21st Century Investment Co., with an interest rate of 9%. The note was due in September 2005 and had monthly payments of $4,570. This note was paid in full on April 6, 2004.

Note 9 - Related Party Transactions

         The Company advanced $55,300 to an officer of the Company. This advance was non-interest bearing, unsecured and due on demand. The advance was repaid in full in April 2004.

         The Company is party to an agreement with Progressive Management Solutions, Inc. ("Progressive"). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, became Vice President of the Company. Pursuant to the agreement, the Company granted Progressive: (i) the exclusive right to use equipment and services acquired from the Company to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard; and (ii) the non-excusive right to use equipment and services acquired from the Company to provide cash advance services worldwide; provided that the Company is not obligated to enter into any transactions with Progressive relating to its non-exclusive rights if the Company believes any such transaction is not in the Company's best interests. Progressive paid the Company approximately $35,947 and $85,032 for the six month periods ended June 30, 2004 and 2003, respectively, in connection with this agreement. The Company believes the terms of its arrangement with Progressive are comparable to those that would be offered to an independent third party.

Note 10 - Commitments and Contingencies

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

         The Company may become obligated to reimburse Fidelity Bank for ATM cash received from Fidelity (see Note 7).

         The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a pending regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit.

Note 11 - Litigation

         The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending. In the event the Company is unsuccessful in recovering the receivable recorded at June 30, 2004, which amounts to $628,643 based on the filed suit, the write off of this receivable will be material to the results of operations. Although recovery of the receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at June 30, 2004.

Note 12 - Long-term receivable

         The Company had an unsecured receivable with a customer to which the Company provides cash for the customer's ATM operations. The balance at June 30, 2004 and December 31, 2003 was $0 and $453,295, respectively, and was non-interest bearing.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

         Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services"). These products are the primary means by which casinos make cash available to gaming customers. In 2003, we processed nearly $2 billion in ATM and cash advance transactions. Cash Systems also provides casino clients with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to customers. Presently, our Cash Access Services are utilized at over 200 gaming and retail locations nationwide.

         Cash Systems provides its customers with a wide array of ATM services. First, it offers a turn-key solution where Cash Systems provides ATMs, cash necessary to operate the ATMs, transaction processing and ATM maintenance. In that case, Cash Systems' customer would have very little involvement with operation of the ATMs. Some of these turn-key functions, such as transaction processing and maintenance, are performed by third parties. The second option would include Cash Systems performing one or a combination of the above services. For example, it is common for a customer to provide its own ATMs and ATM cash, while Cash Systems provides transaction processing and maintenance. Cash Systems has developed an "All-In-1 ATM" which allows casino patrons to initiate a credit or debit card transaction at an ATM. This convenient feature provides casino patrons greater access to cash and leads to more cash in play at casinos.

         Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions), through the use of our software and equipment. With the Company's traditional cash advance system, gaming patrons visit a Cash Systems' kiosk located on the casino floor which houses a point-of-sale ("POS") terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with three options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. The third option is to hand-write the information on the check. After one of the three options is selected, a printer attached to the cage terminal will generate a Cash Systems' check. The cashier will give the customer cash in the amount requested after he/she signs the Cash Systems' check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number ("PIN"). For credit card advances, customers pay a service charge typically between 6%-7%.

         We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 50 casinos utilizing the services of a full service check cashing vendor. Under the second option, we provide check guarantee services with the assistance of third party providers.

         Cash Systems continually seeks to develop new technology that will make cash advance transactions more convenient for customers. For example, the Company has created a wireless cash advance system that allows casino patrons to complete a transaction from remote areas of the casino, such as a slot machine or gaming table.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are discussed in more detail in our Annual Report on Form 10-KSB, and should be read in conjunction with the financial information in this Quarterly Report of Form 10-QSB. With respect to these policies, management is required to use judgment when selecting and applying the policies. While management believes that the assumptions and estimates that affect its judgments with respect to application of the policies are reasonable, facts and circumstances may change over time that require us to change these determinations. If changes are appropriate, the effect of the new judgments may cause material changes in our consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO JUNE 30, 2003.

         Revenues for the three months ended June 30, 2004 were $11,840,293, compared to $7,872,149 for the same period in 2003. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. The Company currently provides cash access services at over 90 casinos nationwide. Although the number of casinos to which Cash Systems provides services has increased modestly, the size of many new customers is significantly larger than in previous years. The Company feels this is a reflection of its growing reputation, successful products and enhanced infrastructure, such as our new call center.

         Operating expenses for the three months ended June 30, 2004 were $10,807,757, compared to $7,310,005 for the same period in 2003. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid, credit card processing costs and check cashing costs. As the Company continues to grow, we expect these costs to similarly increase. With the dramatic expansion of the Company's full service check cashing operations, we saw significant growth in payroll related services. We do not see this trend continuing, as it is unlikely that the Company will grow its full-service check cashing business at the same pace. We expect our other costs category to improve over the long term as we continue to grow and gain economies of scale.

         Interest expense for the three months ended June 30, 2004 was $46,853, compared to $147,214 for the same period in 2003. The decrease was due in large part to proceeds from the March/April 2004 private placement being used to repay certain notes payable and for vault cash in ATMs operated by the Company. The Company currently has no long-term debt, although it may elect to leverage its cash position in the future.

         The Company recorded its first provision for income taxes in the first quarter of 2004, as it has used all net operating loss carryforwards available to it. An income tax provision rate of approximately 40% was used for the three and six month periods ended June 30, 2004 primarily reflecting the federal corporate tax rate of 34%.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO JUNE 30, 2003.

         During the six months ended June 30, 2004, the Company received revenues of $22,846,927, as compared to $14,873,574 for the same period in 2003. This increase is also due to the continued expansion of products and services to additional gaming operations.

         Operating expenses for the six months ended June 30, 2004 were $21,174,537, compared to $13,681,785 for the same period in 2003. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid, credit card processing costs and check cashing costs. As the Company continues to grow, we expect these costs to similarly increase. With the dramatic expansion of the Company's full service check cashing operations, we saw significant growth in payroll related services. We do not see this trend continuing, as it is unlikely that the Company will grow its full-service check cashing business at the same pace. We expect our other costs category to improve over the long term as we continue to grow and gain economies of scale.

         During the six months ended June 30, 2004, interest expense was $179,659, compared to $294,828 for the same period in 2003. The decrease was due in large part to proceeds from the March/April 2004 private placement being used to repay certain notes payable and for vault cash in ATMs operated by the Company.

         The Company recorded its first provision for income taxes in the first quarter of 2004, as it has used all net operating loss carryforwards available to it. An income tax provision rate of approximately 40% was used for the three and six month periods ended June 30, 2004 primarily reflecting the federal corporate tax rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES.

         Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel. To date, Cash Systems has funded its operations and satisfied capital expenditure requirements through the use of operating revenues, revolving lines of credit, term loans from financial banking institutions and private placements. In March and April 2004, the Company completed a private placement offering which raised gross proceeds of $10,000,000. Such proceeds were used to retire the Company's long-term debt and a line of credit used to fund ATMs. The Company is currently using a portion of the private placement proceeds as ATM vault cash.

         The Company anticipates that it will continue to experience growth in its revenues and operating expenses for the foreseeable future and that its operating expenses will be a material use of cash resources. However, the Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next 12 months. The Company may continue to evaluate potential acquisitions, alliances and product development, which may require equity or cash resources sooner. For future operating capital, the Company intends to use operating revenues, its current cash position, and various forms of debt. If growth exceeds our expectations, we may look to utilize lines of credit or debt instruments to meet our capital expenditures required for such growth.

OUTLOOK

         Management remains optimistic about sales growth in 2004, although possibly not at the same rate as in 2003. Our industry has benefited from the expansion of gaming and general trend of casino patrons carrying less cash and using credit or debit/ATM cards to obtain funds.

         Several other factors also lead to Cash Systems' positive growth outlook. Due to the Company's increased size and reputation, it is being invited to submit proposals to larger casino operations. Additionally, the Company anticipates installation of its wireless cash advance product at several casinos in the upcoming months, as well as continued demand for its "All-In-1 ATM" product. These products, along with other innovations that increase ease of use and speed of transactions, will, we believe, continue to differentiate Cash Systems from its competitors and hopefully generate continued revenue growth.

         The Company has made a commitment to providing excellent customer service and feels this will lead to high client retention. For example, the Company is currently implementing its call center, which will provide 24-hour technical support to casino clients.

         In the cash access industry, there has been a significant consolidation. The following transactions have recently been completed: (i) Game Financial Corporation was purchased by Certegy, Inc.; (ii) Global Payments, Inc. purchased Cash and Win, a cash advance provider previously owned jointly by Comerica Bank and Global Payments, Inc.; and (iii) Global Cash Access, LLC was purchased from First Data Corporation. With this consolidation, we feel there is a good opportunity to obtain greater market share.

         Finally, Cash Systems is seeking opportunities outside of the United States. Although there are hurdles to overcome before providing cash access technologies in other countries, we feel there is much untapped potential.

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

                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The trial of the Company's lawsuit against Dunbar Armored, Inc. concluded in June 2003, with judgment being entered in favor of the Company in the amount of $379,583. In November 2003, the court awarded us $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending in the Minnesota Court of Appeals.

         Except for the matter described above and in Note 10 of our consolidated financial statements, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an "accredited investor." On July 30, 2004, we issued the same accredited investor 23,810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share.

         Between April 27, 2004 and May 5, 2004, we sold an aggregate of 26,810 shares of Common Stock to certain warrant holders upon the conversion of seven outstanding warrants with an exercise price of $1.50 per share, which consideration was paid by the forfeiture of 8,860 shares in accordance with the terms of the warrants. The issuances were exempt from registration under Section 4(2) or Rule 506 of the Securities Act of 1933, as amended, respectively.

         Between April 12, 2004 and June 24, 2004, we sold an aggregate of 62,500 shares of Common Stock for $78,000 to certain stock option holders upon the conversion of three outstanding stock options with a weighted average exercise price of $1.25 per share. These issuances were registered in connection with the Company's 2001 Stock Option Plan.

         Between June 7, 2004 and June 15, 2004, we sold an aggregate of 32,000 shares of Common Stock for $48,000 to certain warrant holders upon the conversion of six outstanding warrants with an exercise price of $1.50 per share. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The issuances were exempt from registration under Section 4(2) or Rule 506 of the Securities Act of 1933, as amended, respectively.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Registrant held its Annual Meeting of Shareholders on June 23, 2004.

         At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1. Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

                                                   For                 Withheld
                                             ----------------       ---------------
           Craig K. Potts                       12,864,044                20,800
           Christopher D. Larson                12,864,044                20,800
           Patrick R. Cruzen                    12,864,044                20,800
           Gordon T. Graves                     12,864,044                20,800

2. Ratification of the appointment of Virchow, Krause & Company, LLP as the Company's independent accountants for the current fiscal year ending December 31, 2004.

                                                  For                Against          Abstention
                                           ------------------    ----------------   ----------------
                                             12,850,644               10,400             23,800

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

                  See Exhibit Index following the signature page.

         (b)  Reports on Form 8-K.

                  On May 20, 2004, an 8-K was furnished pursuant to Item 12 containing financial results for the quarter ended March 31, 2004.

                  On May 20, 2004, an 8-K was furnished pursuant to Item 12 containing financial results for the fiscal year ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CASH SYSTEMS, INC.


Dated:   August 16, 2004                             /s/ Craig Potts
                                                     Craig Potts, President and
                                                     Chief Executive Officer


Dated:   August 16, 2004                             /s/ Christopher Larson
                                                     Christopher Larson
                                                     Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED                                COMMISSION FILE NO. 0-18317
JUNE 30, 2004

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