Form 10QSB
period 2004-09-30
CASH SYSTEMS INC
filed 2004-11-15
CIK 861050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________ to _______

                           Commission File No. 0-18317
                           ---------------------------

                               Cash Systems, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               87-0398535
                  --------                              ------------
      (State or other jurisdiction            (IRS Employer Identification No.)
      of incorporation or organization)

        3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (952) 895-8399
                               -------------------
                           (Issuer's telephone number)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [x]     No[ ]              (2)  Yes [x]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                November 8, 2004

                                   15,753,445
                                  -------------

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                               CASH SYSTEMS, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I - FINANCIAL INFORMATION..................................................   3
   ITEM 1. Financial Statements.................................................   3
   ITEM 2. Management's Discussion And Analysis Or Plan Of Operation............  12
   ITEM 3. Controls And Procedures..............................................  16

PART II- OTHER INFORMATION......................................................  17
   ITEM 1. Legal Proceedings....................................................  17
   ITEM 2. Changes In Securities................................................  17
   ITEM 5. Other Information....................................................  17
   ITEM 6. Exhibits.............................................................  17

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

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)

                                                                2004            2003
                                                             (unaudited)     (audited)
                                                             ------------   ------------
                                     ASSETS
CURRENT ASSETS
      Cash                                                   $ 12,485,276   $  3,035,747
      Due from officer                                                  -         25,000
      Prepaid commissions                                       1,008,350        362,000
      Other receivable                                            640,556        617,739
      Deferred income taxes                                       254,000        299,000
      Short-term note receivable                                  375,000              -
      Current Portion of Note Receivable                          134,250              -
      Other current assets                                      1,496,985      1,052,623
                                                             ------------   ------------
           Total Current Assets                                16,394,417      5,392,109
                                                             ------------   ------------

PROPERTY AND EQUIPMENT, NET                                     2,708,854      1,855,791
                                                             ------------   ------------
OTHER ASSETS
      Deposits and other                                            1,154          1,154
      Note Receivable net of current portion                      107,750              -
      Long-term receivable                                              -        453,295
      Other assets                                                 66,033              -
                                                             ------------   ------------
           Total Other Assets                                     174,937        454,449
                                                             ------------   ------------

                TOTAL ASSETS                                 $ 19,278,208   $  7,702,349
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Checks issued in excess of cash in bank                $          -   $    686,118
      Current portion of long-term debt                                 -        631,434
      Accounts payable - trade                                    509,977      1,734,653
      Credit card cash advance fees payable                       623,685        743,423
      ATM Commissions payable                                     614,710        331,944
      Check cashing commissions payable                           105,803         91,146
      Credit card chargebacks payable                             134,868        103,957
      Other accrued expenses                                      729,039        221,357
                                                             ------------   ------------
           Total Current Liabilities                            2,718,082      4,544,032

LONG-TERM LIABILITIES
Long-term debt, net                                                     -         81,601
Deferred income taxes                                             598,000        354,000
                                                             ------------   ------------
           Total Liabilities                                    3,316,082      4,979,633
                                                             ------------   ------------

STOCKHOLDERS' EQUITY
      Common stock, par value of $0.001, 50,000,000 shares
        authorized, 15,745,468 and 12,892,735 shares issued
          and outstanding                                          15,746         12,893
      Additional paid-in capital                               13,539,196      1,872,747
      Warrants                                                  1,341,057      1,341,057
      Deferred consulting services                               (115,982)      (207,359)
      Retained earnings (accumulated deficit)                   1,182,109       (296,622)
                                                             ------------   ------------
           Total Stockholders' Equity                          15,962,126      2,722,716
                                                             ------------   ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 19,278,208   $  7,702,349
                                                             ============   ============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months Ended            Nine months Ended
                                              ----------------------------  ----------------------------
                                              September 30,  September 30,  September 30,  September 30,
                                                 2004            2003          2004            2003
                                              -------------  -------------  -------------  -------------
COMMISSIONS                                   $ 12,773,387   $  9,075,784   $ 35,620,314   $ 23,949,358
                                              ------------   ------------   ------------   ------------

COSTS AND EXPENSES
     Commissions                                 6,385,182      4,523,921     17,197,958     12,307,625
     Processing costs                            2,143,905      1,688,720      6,378,393      4,581,911
     Check cashing costs                           692,911        473,006      1,966,075        761,686
     Armored carrier services                      148,507        123,127        348,717        344,911
     Payroll and related services                1,210,837        815,264      3,507,679      1,924,607
     Other                                         943,136        703,251      2,981,025      1,742,220
     Compensation expense related to options        23,197         61,701         91,377        163,317
        and warrants
     Depreciation and amortization                 246,765        122,257        497,753        366,755
                                              ------------   ------------   ------------   ------------
          Total Operating Expenses              11,794,440      8,511,247     32,968,977     22,193,032
                                              ------------   ------------   ------------   ------------

      Income from operations                       978,947        564,537      2,651,337      1,756,326
                                              ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
     Interest expense                              (11,164)      (101,345)      (190,823)      (323,168)
     Amortization of original issue discount             -        (36,503)             -       (109,508)
     Interest income                                 3,457            152          4,713            546
                                              ------------   ------------   ------------   ------------
          Total Other Income (Expense)              (7,707)      (137,696)      (186,110)      (432,130)
                                              ------------   ------------   ------------   ------------

     Income Before Income Taxes                    971,240        426,841      2,465,227      1,324,196
     Provision for Income Taxes                    388,496              -        986,496              -
                                              ------------   ------------   ------------   ------------

NET INCOME                                    $    582,744   $    426,841   $  1,478,731   $  1,324,196
                                              ============   ============   ============   ============

INCOME PER COMMON SHARE
     BASIC                                    $       0.04   $       0.03   $       0.10   $       0.10
                                              ============   ============   ============   ============
     DILUTED                                  $       0.04   $       0.03   $       0.09   $       0.10
                                              ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                      15,586,001     12,762,677     14,803,792     12,739,093
                                              ============   ============   ============   ============
     DILUTED                                    16,509,087     13,613,040     15,918,983     13,384,983
                                              ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

                                                                  2004            2003
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  1,478,731   $  1,324,196
   Adjustments to reconcile net income to cash flows from
    operating activities:
   Depreciation and amortization                                    497,753        407,280
   Compensation expense related to non-employee stock options        91,377        163,317
   Amortization of original issue discount                                -        109,508
   Deferred income taxes                                            289,000              -
   Interest receivable on note receivable                            (3,182)             -

Changes in operating assets and liabilities:
     Due from officer                                                25,000              -
     Employee advances                                                    -          1,002
     Prepaid commissions                                           (646,350)             -
     Accounts receivable                                                  -          2,000
     Other receivable                                               (22,817)      (126,240)
     Other current assets                                          (452,784)      (139,951)
     Deposits and other                                                   -        (79,125)
     Supplies                                                             -        (43,569)
     Long-term receivable                                           453,295       (102,413)
     Other assets                                                   (66,033)             -
     Accounts payable                                            (1,224,676)        (6,955)
     Credit card cash advance fees payable                         (119,738)       195,208
     ATM commissions payable                                        282,766        118,714
     Check cashing commissions payable                               14,657              -
     Credit card chargebacks payable                                 30,911       (303,527)
     Accrued interest                                                     -         (4,733)
     Other accrued expenses                                         507,682             84
                                                               ------------   ------------
      Cash flows from operating activities                        1,135,592      1,514,796
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (1,592,816)      (945,971)
  Issuance of short-term note receivable                           (375,000)             -
                                                               ------------   ------------
      Cash flows from investing activities                       (1,967,816)      (945,971)
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of cash in bank                          (686,118)             -
  Proceeds from long-term debt and common stock warrants                  -        490,000
  Payments on long-term debt                                       (713,035)      (315,156)
  Net payments on notes payable - officers                                -       (101,646)
  Payments on capital lease obligations                                   -         (9,311)
  Issuance of common stock, net of expenses                      11,309,156        100,000
  Exercise of stock options                                         157,000              -
  Exercise of warrants                                              214,750              -
                                                               ------------   ------------
      Cash flows from financing activities                       10,281,753        163,887
                                                               ------------   ------------

INCREASE IN CASH                                                  9,449,529        732,712

CASH, BEGINNING OF PERIOD                                         3,035,747      1,094,247
                                                               ------------   ------------

CASH, END OF PERIOD                                            $ 12,485,276   $  1,826,959
                                                               ============   ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for financing costs and interest expense,
     net of amortization of original issue discount            $    180,927   $    221,506
                                                               ============   ============
  Cash paid for income taxes                                   $    146,019   $          0
                                                               ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Conversion of notes payable into common stock                $          -   $      6,250
                                                               ============   ============

  Reclassification of other current assets to proceeds from
     issuance of common stock                                  $     11,604   $          -
                                                               ============   ============
  Note receivable issued in connection with sale of machines   $    242,000   $          -
                                                               ============   ============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

Note 1 - Basis of Preparation

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

Note 2 - Summary of Significant Accounting Policies

Stock Based Compensation

      In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," using the Black Scholes pricing model. The Company has adopted the disclosure only requirements of SFAS No. 148 "Accounting for Stock Based Compensation."

      The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been changed to the pro forma amounts indicated below:

                                        For the three months ended         For the nine months ended
                                              September 30,                       September 30,
                                          2004              2003               2004           2003
Net income:
     As reported                        $ 582,744        $ 426,841         $ 1,478,731    $1,324,196
     Pro forma                            266,456          426,841             411,459       563,117

Income per common share basic:
     As reported                        $    0.04        $    0.03              $ 0.10    $     0.10
     Pro forma                               0.02             0.03                0.03          0.04

Income per common share diluted:
     As reported                        $    0.04        $    0.03              $ 0.09    $     0.10
     Pro forma                               0.02             0.03                0.03          0.04

Stock-based compensation cost:
     As reported                                0                0                   0            0
     Pro forma                          $ 316,288                0         $ 1,067,272    $ 761,079

      In determining the compensation cost of the options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of used in these calculations are summarized as follows:

                                        For the three months ended         For the nine months ended
                                             September 30,                      September 30,
                                          2004              2003              2004            2003
Risk-free interest rate                   N/A                3%                4%            3.4%
Expected life of options granted          N/A             10 years          10 years       10 years
Expected volatility                       N/A               253%             103.6%          253%
Expected dividend yield                   N/A                0%                0%             0%

Software Development Costs

      The Company adopted Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended September 30, 2004 and 2003, the Company capitalized $156,976 and $189,532 of costs related to the implementation of SOP 98-1, respectively, and $553,051 and $406,108 during the nine months ended September 30, 2004 and 2003, respectively. The costs are amortized over its estimated useful life of three years using the straight-line method.

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

Net Income per Common Share

      Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. The number of weighted-average diluted shares outstanding includes 923,086 and 1,115,191 shares of dilutive securities for the three and nine months ended September 30, 2004 and 850,363 and 645,890 shares of dilutive securities for the three and nine months ended September 30, 2003.

Following is a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003, respectively:

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                            2004            2003        2004              2003
Income per common share - basic:

Net income                               $   582,744   $   426,841   $ 1,478,731   $ 1,324,196
Weighted average shares outstanding       15,586,001    12,762,677    14,803,791    12,739,093
Income per common share - basic                 0.04          0.03          0.10          0.10
Income per common share - diluted:
Net income                                   582,744       426,841     1,478,731     1,324,196
Weighted average shares outstanding       15,586,001    12,762,677    14,803,792    12,739,093
Common stock equivalents                     923,086       850,363     1,115,191       645,890
                                         -----------   -----------   -----------   -----------
Weighted average shares and
potential diluted shares outstanding      16,509,087    13,613,040    15,918,983    13,384,983
                                         -----------    ----------    ----------    ----------
Net income per common share -Diluted            0.04          0.03          0.09          0.10

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options to purchase 115,000 shares of common stock with a weighted average exercise price of $6.10 were outstanding for the three and nine months ended September 30, 2004 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding for the three and nine months ended September 30, 2003 were dilutive.

Note 3 - Long-term receivable

      The Company had an unsecured receivable with a customer to which the Company provides cash for the customer's ATM operations. The balance at September 30, 2004 and December 31, 2003 was $0 and $453,295, respectively, and was non-interest bearing.

Note 4 - Short-term Note Receivable

      During September 2004, the Company advanced to eCelerity, LLC $375,000. In addition, eCelerity, Inc. is a co-maker of the note receivable. This note receivable bears interest at 6% and is secured by substantially all assets of eCelerity, LLC and 51% of the stock of eCelerity, Inc. The note receivable is due on February 15, 2005.

Note 5 - Note Receivable

      On August 1, 2004 the Company sold machines to a customer and entered into a note receivable with the customer for $242,000. This note receivable bears interest at 8%, is secured by the machines, and is due May 2006. The long-term portion of the note receivable was $107,750 as of September 30, 2004. The Company has recorded interest income from this note receivable of $3,182 for the three and nine months ended September 30, 2004. The interest receivable on this note is $3,182 at September 30, 2004.

Note 6 - Other Accrued Expenses

                                                       September 30,   December 31,
Other accrued expenses included the following at:          2004          2003
Accrued payroll and payroll taxes                        $  52,976      $ 115,269
Accrued income taxes                                       638,477         87,000
Accrued interest                                            37,586         19,088
                                                         ---------      ---------
                                                         $ 729,039      $ 221,357
                                                         =========      =========

Note 7 - Equity

      On January 2, 2004 we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an accredited investor. On July 30, 2004, we issued the same accredited investor 23,810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share. The additional shares were issued because the Company had agreed with the investor that the price per share would be equal to the private placement in March 2004.

      In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to " accredited investors" only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,050,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004.
We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. Such registration was effective on May 6, 2004. Total stock issuance costs incurred through September 30, 2004 related to the equity financing during 2004 was $1,142,285.

      During the nine months ended September 30, 2004, a total of 64,420 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock for an amount of days prior to exercise) resulting in the issuance of 49,483 shares.

      During the nine months ended September 30, 2004, 139,750 five-year warrants were exercised for cash of $214,750 at a weighted average exercise price of $1.54 per share.

During the nine months ended September 30, 2004, 163,500 options were exercised for cash of $157,000 at a weighted average exercise price of $.96.

Note 8 - Income Taxes

      At September 30, 2004, all federal and state net operating loss carryforwards had been utilized. The Company recorded a provision for income taxes of $388,496 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $986,496 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

Note 9 - Deferred Income Taxes

      The Company's deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company's deferred tax asset as of September 30, 2004 and December 31, 2003 was $254,000 and $299,000, respectively. The deferred tax liability as of September 30, 2004 and December 31, 2003 was $598,000 and $354,000 respectively.

Note 10 - Funding Arrangement

      In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (6.5% at September 30, 2004) or 10%, whichever is greater. At September 30, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

      As a result of a cash shortage in our ATMs that we discovered in 2001 (see note 14), the Company entered into a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage, The note was paid in full April 2004. The note required interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, and was secured by substantially all of the Company's assets and a personal guarantee of Craig Potts, President and Chief Executive Officer of the Company.

Note 11 - Note Payable

      In February 2003, the Company entered into a $390,000 note payable with 21st Century Investments Co., with an interest rate of 9.5%. The note was due in February 2005 and had monthly payments of $17,907. This note was paid in full on April 6, 2004.

      In September 2003, the Company entered into a $100,000 note payable with 21st Century Investment Co., with interest of 9%. The note was due in September 2005 and had monthly payments of $4,570. This note was paid in full on April 6, 2004

Note 12 - Related Party Transactions

      The Company advanced $55,300 to an officer of the Company. The advance was non-interest bearing, unsecured and due on demand and was repaid in full in April 2004.

      The Company is party to an agreement with Progressive Management Solutions, Inc. ("Progressive"). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, became Vice President of the Company. Pursuant to the five-year agreement, the Company granted
Progressive: (i) the exclusive right to use equipment and services acquired from the Company to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard; and
(ii) the non-excusive right to use equipment and services acquired from the Company to provide cash advance services worldwide; provided that the Company is not obligated to enter into any transactions with Progressive relating to its non-exclusive rights if the Company believes any such transaction is not in the Company's best interests. Progressive paid the Company approximately $35,947 and $85,032 for the nine months ended September 30, 2004 and 2003, respectively, in connection with this agreement. The Company has paid Progressive approximately $159,916 and $367,513 for the nine months ended September 30, 2004 and 2003, respectively, in connection with this agreement. The Company believes the terms of its arrangement with Progressive are comparable to those that would be offered to an independent third party.

Note 13 - Commitments and Contingencies

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

      The Company may become obligated to reimburse Fidelity Bank for ATM cash received from Fidelity (see Note 10).

      The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a pending regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit.

Note 14 - Litigation

      The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. The Company has previously recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company

$207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending. In the event the Company is unsuccessful in recovering the receivable recorded at September 30, 2004, which amounts to $640,556 based on the filed suit, the write off of this receivable will be material to the results of operations. Although recovery of the receivable is not certain, based on representations from the Company's legal counsel and the Company's management, the Company believes it is likely and, as such, has not recorded any allowance against this amount at September 30, 2004.

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

      Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions) through the use of our software and equipment. With the Company's traditional cash advance system, gaming patrons visit a Cash Systems kiosk located on the casino floor which houses a point-of-sale ("POS") terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with three options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. The third option is to hand-write the information on the check. After one of the three options is selected, a printer attached to the cage terminal will generate a Cash Systems' check. The cashier will give the customer cash in the amount requested after he/she signs the Cash Systems' check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number ("PIN"). For credit card advances, customers pay a service charge typically between 6%-7%.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our critical accounting policies are discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2003, and should be read in conjunction with the financial information in this Quarterly Report on Form 10-QSB. With respect to these policies, management is required to use judgment when selecting and applying the policies. While management believes that the assumptions and estimates that affect its judgments with respect to application of the policies are reasonable, facts and circumstances may change over time that require us to change these determinations. If changes are appropriate, the effect of the new key estimate judgments at September 30, 2004 may cause material changes in our consolidated financial statements.

      The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of the uncollectability of our long-term and other receivables. Management specifically analyzes the customer credit-worthiness, current economic trends and the likelihood of its successful outcome related to our suit filed against an insurance company. Our receivable balance (other receivables, receivables from casinos, receivable for check guarantees, and long-term receivable) was $1,917,790 net of allowance for doubtful accounts of $0 as of September 30, 2004 (approximately 10.0% of total assets). Such revisions in our estimates of the potential collectability of receivables could materially impact our consolidated results of operation and financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended September 30, 2004, compared to September 30, 2003.

      Revenues for the three months ended September 30, 2004, were $12,773,387 compared to $9,075,784 for the same period in 2003. The increase in revenues is due to the continued expansion of products and services to additional gaming operations. The Company currently provides cash access services at over 90 casinos nationwide. Although the number of casinos to which Cash Systems provides services has increased modestly, the size of many new customers is significantly larger than in previous years. The Company feels this is a reflection of its growing reputation, successful products and enhanced infrastructure, such as our new call center.

      Operating expenses for the three months ended September 30, 2004, were $11,794,440, compared to $8,511,247 for the same period in 2003. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid, credit card processing costs and check cashing costs. As the Company continues to grow, we expect these costs to similarly increase as they are a direct expense related to our revenue recognized. With the dramatic expansion of the Company's full service check cashing operations, we saw significant growth in payroll related services. We do not see this trend continuing, as it is unlikely that the Company will grow its full-service check cashing business at the same pace. We expect our other costs category to improve over the long-term as we continue to grow and gain economies of scale.

      Interest expense for the three months ended September 30, 2004, was $11,164, compared to $101,345 for the same period in 2003. The decrease was due in large part to proceeds from the March/April 2004 private placement being used to repay certain notes payable and for vault cash in ATMs operated by the Company. The Company currently has no long-term debt, although it may elect to leverage its cash position in the future.

      The Company recorded its first provision for income taxes in the fourth quarter of 2003, as it has used all net operating loss carryforwards available to it. An income tax provision rate of approximately 40% was used for the three month period ended September 30, 2004 primarily reflecting the federal corporate tax rate of 34%.

Nine months ended September 30, 2004, compared to September 30, 2003.

      During the nine months ended September 30, 2004, the Company's revenues were $35,620,314, as compared to $23,949,358 for the same period in 2003. This increase is also due to the continued expansion of products and services to additional gaming operations.

      Operating expenses for the nine months ended September 30, 2004, were $32,968,977, compared to $22,193,032 for the same period in 2003. This increase was primarily due to costs associated with greater transaction volume, such as commissions paid, credit card processing costs and check cashing costs. As the Company continues to grow, we expect these costs to similarly increase. With the dramatic expansion of the Company's full service check cashing operations, we saw significant growth in payroll related services. We do not see this trend continuing, as it is unlikely that the Company will grow its full-service check cashing business at the same pace. We expect our other costs category to improve over the long term as we continue to grow and gain economies of scale.

      During the nine month period ended September 30, 2004, interest expense was $190,823, compared to $323,168 for the same period in 2003. The decrease was due in large part to proceeds from the March/April 2004 private placement being used to repay certain notes payable and for vault cash in ATMs operated by the Company.

      The Company recorded its first provision for income taxes in the fourth quarter of 2003, as it has used all net operating loss carryforwards available to it. An income tax provision rate of approximately 40% was used for the nine month period ended September 30, 2004 primarily reflecting the federal corporate tax rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

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

      The Company has made a commitment to providing excellent customer service and feels this will lead to high client retention. For example, the Company has implemented a call center, which will provide 24-hour technical support to casino clients.

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

      Finally, Cash Systems is seeking opportunities outside of the United States. The Company recently announced an agreement to provide cash advance services to a large gaming operator in Mexico. Although there are hurdles to overcome before providing cash access technologies in other countries, we feel there is much untapped potential.

      We anticipate that revenue from international opportunities will also contribute to continued revenue growth. The Company recently announced an agreement to provide cash advance services to a large gaming operator in Mexico, and intend to continue to focusing on expansion in Latin America. Although there are hurdles to overcome before providing cash access technologies in other countries, we feel there is these opportunities offer potential for significant revenue growth.

SAFE HARBOR STATEMENT

      Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners, our ability to raise capital, our ability to grow our business internationally, our ability to manage and control costs and the growth of the casino industry, and (ii) other statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions. Any statement that is not based solely on historical facts, including projections, expectations for the future and the outcome of events that have not yet occurred, are forward-looking statements.

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

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The trial of the Company's lawsuit against Dunbar Armored, Inc. concluded in June 2003, with judgment being entered in favor of the Company in the amount of $379,583. In November 2003, the court awarded us $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which is pending in the Minnesota Court of Appeals. See Note 13 of our consolidated financial statements.

      Except for the matter described above and in Note 13 of our consolidated financial statements, we are not involved in any material claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.

ITEM 2. CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES.

      On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an "accredited investor." On July 30, 2004, we issued the same accredited investor 23, 810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share.

      Between September 22, 2004 and September 28, 2004, we sold an aggregate of 107,750 shares of Common Stock for $166,750 to certain warrant holders upon the conversion of six outstanding warrants with a exercise price of $1.55 per share. The issuances were exempt from registration under Section 4 (2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION.

      The Board of Directors has initiated searches for senior executives with substantial public company and gaming industry experience. While the timing of identifying and hiring qualified candidates is difficult to predict, the Board of Directors currently anticipates such searches could be completes in the next 120 days. Nevertheless, current senior executives will remain involved with the Company.

ITEM 6. EXHIBITS.

Exhibits

      31.1  - Section 302 Certification of Chief Executive Officer.

      31.2  - Section 302 Certification of Chief Financial Officer.

      32.1 - Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC., a Delaware corporation.

 Dated: 11/15/04             /s/ Craig Potts
                             Craig Potts, President and
                             Chief Executive Officer

 Dated: 11/15/04             /s/ Christopher Larson
                             Christopher Larson
                             Chief Financial Officer