Form 10KSB
period 2004-12-31
CASH SYSTEMS INC
filed 2005-03-31
CIK 861050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
      For the fiscal year ended December 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

Commission File Number: 1-31955

                              CASH SYSTEMS, INC
               (Name of small business issuer in its charter)

            DELAWARE                                    87-0398535
            --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            3201 WEST COUNTY ROAD 42, SUITE 106, BURNSVILLE, MN 55306
            ---------------------------------------------------------
               (Address of principal executive offices, Zip code)

                                 (952) 895-8399
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, no par value

Name of each exchange on which registered: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $48,411,008.

The aggregate market value of the voting common stock held by non-affiliates of the Company at March 24, 2005, was $69,234,745, based on the closing price of the Company's stock on the AMEX on such date. For purposes of such calculation, each officer, director and person who (based on their most recent Schedule 13D or Schedule 13G filing) owns more than 5% of the Company's common stock is deemed to be an affiliate of the Company; however determination of affiliate status for purpose of such calculation may not be determinative for other purposes.

The Registrant had 16,497,612 shares of Common Stock, no par value, outstanding as of March 24, 2005.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format  (Check one)  [ ] Yes [X] No

                             CASH SYSTEMS, INC.

                                 FORM 10-KSB

                              TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.

Item 1.  Description of Business.                                          1
Item 2.  Description of Property.                                          5
Item 3.  Legal Proceedings.                                                5
Item 4.  Submission of Matters to a Vote of Security Holders.              6

PART II.
Item 5.  Market for Common Equity and Related Stockholder Matters.         6
Item 6.  Management's Discussion and Analysis or Plan of Operation.        8
Item 7.  Financial Statements.                                           F-1
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                        30
Item 8A. Controls and Procedures.                                         30
Item 8B. Other Information.                                               30

PART III.
Item 13. Exhibits.                                                        31
Item 14. Principal Accountant Fees and Services.                          31

SIGNATURES                                                                32

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 2005 annual shareholders' meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:


            Part of Form 10-KSB                  Portion of 2005 Proxy Statement
            -------------------                  -------------------------------
Item 9      Directors, Executive                 "DETERMINATION OF NUMBER AND ELECTION OF
            Officers, Promoters and              DIRECTORS," "CORPORATE GOVERNANCE,"
            Control Persons; Compliance          "EXECUTIVE OFFICERS OF THE COMPANY," and
            with Section 16(a) of the            "SECTION 16(a) BENEFICIAL OWNERSHIP
            Exchange Act                         REPORTING COMPLIANCE"

Item 10     Executive Compensation               "EXECUTIVE COMPENSATION"

Item 11     Security Ownership of Certain        "OWNERSHIP OF SECURITIES"
            Beneficial Owners and
            Management

Item 12     Certain Relationships and            "CERTAIN RELATIONSHIPS AND RELATED
            Related Transactions                 TRANSACTIONS"

                             INTRODUCTORY STATEMENT

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Cash Systems, Inc. and its subsidiaries ("Cash Systems") set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "may," "will," "should," "could," "expect," "anticipate," "intend," "plan," "believe," "estimate," "predict," "potential," or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

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

Pursuant to a Plan of Reorganization and Stock Exchange Agreement dated October 9, 2001, Unistone, Inc. acquired all of the outstanding capital stock of Cash Systems, Inc., a Minnesota corporation ("CS"), in exchange for the issuance of a total of 10,550,000 shares of Unistone's common stock (the "Plan of Reorganization"). In connection with the Plan of Reorganization, Unistone changed its name to "Cash Systems, Inc." For additional information respecting this reorganization, see our 8-K Current Report filed with the SEC on October 26, 2001.

Our principal offices are located at 3201 West County Road 42, Suite 106, Burnsville, Minnesota 55306 and our telephone number is (952) 895-8399. In addition, the Company has a temporary office in Las Vegas, Nevada which is used by the Company's Chief Executive Officer and additional support staff. It is the Company's intention to move its principal offices to Las Vegas, Nevada by the end of fiscal year 2005.

INDUSTRY AND PRODUCTS

Cash Systems provides credit/debit card cash advance, automatic teller machines ("ATM") and check cashing solutions ("Cash Access Services"). These products are the primary means by which casinos make cash available to gaming customers. Presently, our Cash Access Services are utilized at over 150 gaming and retail locations nationwide.

Our credit/debit card cash advance ("CCCA") products have been installed at over 90 casinos. Our CCCA products allow casino patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

In order to initiate a CCCA transaction, gaming patrons visit a Company kiosk located on the casino floor which houses a point-of-sale terminal equipped with our Company's software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. The purpose of the second swipe is for identification purposes only. After finding the kiosk- approved transaction, the cage terminal will provide the cashier with two options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Company check. The cashier will give the customer cash in the amount requested after he/she signs the Company check. Our check is then deposited by the casino into its account for payment from a Company account and our Company debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number (PIN). For credit card advances, customers pay a service charge typically between 6%-7%.

Our ATM services are used by casinos and retailers and we offer ATM customers a full menu of services. Through our ATMs, the Company can provide the vault cash for the ATMs operation or the casino can provide the vault cash. If the casino provides the vault cash, then the Company pays a fee to the casino for the use of the vault cash. We process ATM transactions through ATM networks with which we have licensing agreements. In addition, through lease agreements, we provide ATM vault cash, maintenance and armored car service.

The ATM services referenced above are not unique; however, we offer an "All-In-1 ATM" that integrates the CCCA software into a single machine. The "All-In-1 ATM" product allows a casino patron to utilize the full array of services that are provided by their credit card issuer such as point of sale debit card withdrawals or the cash advance features. The Company receives a 6%-7% fee on credit card cash advances and a set fee plus 2% for debit card withdrawals. Once the transaction is authorized, the patron proceeds to the casino cage and finalizes the transaction as outlined above. The Company believes that it will be able to expand its offerings to its current customers of the "All-In-1 ATM" product since it currently has agreements with 30 of the 150 casinos with which the Company provides other services.

We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 75 casinos utilizing the services of a full service check cashing vendor. The second option we provide is check verification services and check guarantee services with the assistance of third party providers as well as limited Company sponsored check guarantee services.

THE CASINO GAMING MARKET

Casino gaming in the United States has expanded significantly in recent years. There are now 48 states offering some form of legalized gaming including casinos, racinos, paramutual wagering, lotteries and the like. The growth in the gaming industry has resulted from the legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity. There are approximately 900 casinos in the United States which are comprised equally of tribal owned casinos and commercially operated casinos. The Company does not believe that the number of states which permit gaming on Native American land will increase significantly in the future.

Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming. The overall trend is towards gaming as a form of entertainment.

The expansion of casino gaming has generated a corresponding demand for ancillary services, including Cash Access Services in casinos. While a few casino operators provide such services directly, the vast majority of casinos' Cash Access Services are provided by third parties such as the Company pursuant to contracts with the casino operator, with typical contract terms of three to five years. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to casino customers on a convenient basis. The outsourcing of these services provides the casino patron with easy access to funds and provides an additional profit center for the casinos through the sharing of fees collected from patrons.

Our business currently is concentrated in the casino industry and we contemplate that our operations will continue to be focused on operations in casinos and other gaming locations. Although not anticipated, the Company would be adversely affected by a decline in the popularity of gaming, a reduction in the rate of expansion of casino gaming, changes in laws or regulations affecting casinos and related operations, or other adverse changes in the gaming industry.

Increased competition has prompted casino operators to seek innovative ways to attract patrons and increase the frequency of return visits. We believe that efficient and confidential access to cash for casino patrons contributes to increased gaming volume. Credit/debit card cash advances, check cashing and ATMs are the three primary methods used by casinos to provide their patrons with quick and efficient access to cash. Virtually all casinos in the United States currently offer at least one of these services on their premises. While a few casino operators provide such services themselves, the vast majority of casinos' Cash Access Services are provided by third parties pursuant to contracts with the casino operators.

CUSTOMER PROFILE

We presently provide our Cash Access Services to a combination of commercial and Native American owned casinos across the United States and Caribbean countries, as well as to vendors who themselves contract directly with casinos for such services. Approximately 60% of the Company's contracts are with Native American tribal operated casinos and 40% are with commercially operated casinos.

We provide our Cash Access Services pursuant to contracts with the operators of the host casinos or vendors, as described above. Such agreements typically have initial terms of three to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement for "cause" if a breach is not cured within thirty days. We rely on our contracts to govern the overall relationships with the casinos and promote superior customer service and strong personal relationships to generate the renewals of our contracts. The Company continues to expand its technology to provide ever improving products and service to its customers. However, there can be no assurance that the agreements will be renewed after their initial or renewal terms.

GOVERNMENT REGULATION

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

In order to address this issue, our Bylaws contain an Article VIII, which is entitled "Gaming License Matters." Article VIII, Section 1 provides that no person may become the beneficial owner of five percent or more of any class or series of our Company's capital stock unless that person agrees in writing to:

          - provide to the relevant gaming authorities such information about himself or herself as the authorities may require;

          - respond to written or oral questions that the gaming authorities may propound; and

          - consent to the performance of any background check that the gaming authorities may require, including the investigation of any criminal record.

If a holder of five percent or more of our common stock does not agree to these requirements, Article VIII, Section 2 of the Bylaws gives the Company the option to redeem all or a portion of that shareholder's shares by paying fair market value for the shares after giving the holder 30 days' notice of such redemption. The redemption price may be paid, at the discretion of the Board of Directors, in cash or securities having a fair market value equal to the value of the common stock being redeemed. Management believes that this procedure will give us flexibility to ensure compliance with the background check requirements of the jurisdictions in which we may seek gaming licenses.

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

COMPETITION

The casino cash access business is highly competitive, and there is no assurance that we will be able to compete effectively long-term. We have focused to a large extent on providing our services to the gaming industry. In our market, we compete primarily with Global Cash Access, LLC, Global Payments, Inc., and Certegy, Inc. Of the three primary competitors, Global Cash Access, LLC is the only competitor that focuses primarily on the same markets as the Company. It is possible that these current and/or new competitors may provide the same services that we provide, and have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether we will be able to compete successfully against current and future competitors.

In addition, more well-capitalized competitors may begin to offer competitive technology and services. Therefore, due to the short-term contracts described above, there is no assurance that we will be able to continue to grow our market share or even maintain our existing market share if our competitors begin offering products and services more comparable to those offered by us.

PROPRIETARY RIGHTS

We rely on a combination of contractual restrictions and trademark, copyright, and trade secret law to establish and protect our trademarks, software, and expertise. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. The Company has applied for seven patents for its developed intellectual property and expects to apply for additional patents as an ongoing practice within its business. No assurances can be made as whether the patents will be granted or if they will prove to provide financial benefit to the Company in the future.

DEPENDENCE ON MAJOR CUSTOMERS

During the year ended December 31, 2004 and 2003, the Company had two customers accounting for more than 10% of total revenues in both years. One customer accounted for 13.9% and 16.2% of total revenues in 2004 and 2003, respectively, and the other accounted for 30.6% and 11.4% of total revenues in 2004 and 2003, respectively.

EMPLOYEES

Our executive offices are based in Burnsville, Minnesota, where we currently employ approximately 45 people; we employ approximately 130 people in total including employees at our check cashing booths. We have an additional office located Las Vegas, Nevada which is utilized by 6 additional employees.

ITEM 2.     DESCRIPTION OF PROPERTY

We currently lease premises at 3201 West County Road 42, Suite 106, Burnsville, Minnesota, of approximately 8,000 square feet of administrative and research and development space. In addition, we lease approximately 3,000 square feet of office space in Las Vegas, Nevada from a former executive of the Company. The Company plans to relocate its corporate offices to Las Vegas, Nevada by the end of fiscal year 2005. The Company is currently searching for an appropriate facility to allow for this transition. Once the relocation is complete, the Las Vegas facility will house the Company's executive, software development, legal support, sales, human resources and administrative staff. The 24 hours per day/7 days per week call center and limited technical staff will remain in Minnesota.

We provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth in which our cash is used to cash checks, and we retain customer fees from check cashing.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. In the event the Company is unsuccessful in recovering the receivable recorded at December 31, 2004, which amounts to $645,006 based on the filed suit, the write off of this receivable will be material to the results of our operations. Although recovery of the receivable is not certain, based on representations from the Company's legal counsel, the Company believes it is likely and, as such, has not recorded any allowance against this amount at December 31, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay future cash dividends.

MARKET INFORMATION

Our common stock began trading on the American Stock Exchange ("AMEX") on January 6, 2004, under the stock symbol "CKN." Previously, our common stock was traded on the OTC Bulletin Board of the NASDAQ from March 15, 2001, through December 31, 2003 under the symbol "CSHS." The range of high and low sales prices for our common stock on the AMEX for each quarter during 2004, and the range of high and low bid information for our common stock on the OTCBB for each quarter during 2003, are shown below. Prices for 2003 represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                       PRICE RANGE
                       -----------
                  2004           2003
               -----------  ------------
QUARTER ENDED  HIGH    LOW  HIGH    LOW
-------------  ----    ---  ----    ---
March 31       8.20   5.55  2.60   1.55
June 30        6.80   4.95  3.85   2.00
September 30   6.51   5.27  4.50   3.15
December 31    9.14   6.75  7.05   3.95

The shares of our common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by the AMEX and the NASD, which may affect the liquidity of the shares.

The future sale of presently outstanding "unregistered" and "restricted" shares of our common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any "established trading market" that may develop in our shares of common stock. See the heading "Recent Sales of Unregistered Securities" and Item 9 regarding recent sales of our securities by members of our management.

HOLDERS

The number of direct record holders of our Company's common stock as of the date of this Annual Report is approximately 215. This does not include an indeterminate number of stockholders who may hold their shares in "street name," estimated to amount to approximately 600 based upon information provided to us by ADP Investor Communications.

RECENT SALES OF UNREGISTERED SECURITIES

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

In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to "accredited investors" only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,049,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004. We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. Such registration was effective on May 6, 2004. Total stock issuance costs incurred related to the equity financing during 2004 was $1,270,634.

During fiscal year 2004, a total of 66,920 warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 51,460 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

During fiscal year 2004, 144,750 warrants were exercised for cash of $222,250 at a weighted average exercise price of $1.54 per share. The Company relied upon
Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

During fiscal year 2004, 584,500 options were exercised for cash of $1,387,200 at a weighted average exercise price of $2.37.

EQUITY COMPENSATION PLANS

The following table provides information concerning the Company's equity compensation plans as of December 31, 2004.


                                                                                    NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
                                  WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))
                                          (a)                        (b)                         (c)
                               --------------------------    --------------------   ------------------------------

Equity compensation plans
approved by security holders            1,757,750                    $4.55                      742,250

Equity compensation
plans not approved by
security holders                          285,950                    $1.69                           --
                                        ---------                    -----                      -------

TOTAL                                   2,043,700                    $4.15                      742,250
                                        ---------                    -----                      -------

PURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its securities during fiscal years 2004 and 2003.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following disclosure should be read in connection with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

OVERVIEW

Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services") to the casino industry. These products are the primary means by which casinos make cash available to gaming customers. In 2004, we processed over $2 billion in ATM and cash advance transactions. Cash Systems also provides casino clients with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to customers. Presently, our Cash Access Services are utilized at over 150 gaming and retail locations nationwide.

Cash Systems provides its customers with a wide array of ATM services. First, it offers a turn-key solution where we provide ATMs, cash necessary to operate the ATMs, transaction processing and ATM maintenance. In that case, Cash Systems' customer would have very little involvement with operation of the ATMs. Some of these turn-key functions, such as transaction processing and maintenance, are performed by third parties. The second option would include Cash Systems performing one or a combination of the above services. For example, it is common for a customer to provide its own ATMs and ATM cash, while Cash Systems provides transaction processing and maintenance. Cash Systems has developed an "All-In-1 ATM" which allows casino patrons to initiate a credit or debit card transaction at an ATM. This convenient feature provides casino patrons greater access to cash which leads to more cash in play at casinos.

Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions) through the use of our software and equipment. With the Company's traditional cash advance system, gaming patrons visit a Cash Systems kiosk located on the casino floor which houses a point-of-sale ("POS") terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with two options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Cash Systems' check. The cashier will give the customer cash in the amount requested after he/she signs the Cash Systems' check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number ("PIN"). For credit card advances, customers pay a service charge typically between 6%-7%.

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

During fiscal year 2004, the Company entered into several strategic alliances which include Certegy, TDN Money Systems and Progressive Gaming International. These alliances have allowed the Company to expand its product offerings and enter into markets not previously serviced by the Company. We plan to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.

During 2004, we began to transition from an entrepreneurial management team with a founder driven culture to a more seasoned management team with a board of directors with a significant background in business and the gaming industry. Effective January 1, 2005, the Company hired Michael Rumbolz as its new Chief Executive Officer and Chairman of the Board and David Clifford as its new Chief Financial Officer. Christopher Larson, one of our original founders, has taken on the role of the Company's Chief Operating Officer. Also in 2004, the Company appointed Patrick Cruzen and Gordon Graves to the board of directors as independent directors.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

Revenues for the year ended December 31, 2004 were $48,411,008 compared to $32,728,186 for the same period in 2003. The 47.9% increase in 2004 revenues is due to the continued expansion of products and services to additional gaming operations. Our ability to expand and win business relationships is based on the Company's focus on technology and superior service. The Company expects to be successful in its bids to win new contracts and to expand offerings under existing contracts.

Operating expenses for the year ended December 31, 2004 were $ 44,613,391 compared to $30,386,489 for 2003. The 46.8% increase in operating expenses was primarily due to the increased commissions, credit card processing costs and payroll costs as a direct result of an increase in revenues. As a percentage of revenues, operating expenses were 92.2% of revenues for the year ended December 31, 2004 compared to 92.8% of revenues for 2003. The Company expects to continue to reduce its operating costs in the future as a percentage of revenues through the expansion of product offerings and technology applications which will make the overall operations more cost effective.

Income before income taxes was $3,549,250 and $1,796,659 for fiscal years 2004 and 2003, respectively, representing a 97.5% improvement year over year. On a fully diluted basis, after-tax net income of $2,183,418 for fiscal year 2004 was 4.5% of sales or $0.14 per share, as compared to net income of $1,654,659 which was 5.1% of sales or $0.12 per share for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $13,043,874 at December 31, 2004, representing an increase of 329.7% from the cash of $3,035,747 at December 31, 2003. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for software development and capital expenditures consistent with fiscal year 2004 for fiscal year 2005 of approximately $2,000,000, consistent with our anticipated growth in operations, infrastructure and personnel. As of December 31, 2004, we have funded our operations and satisfied capital expenditure requirements primarily through the use of operating revenues and private placements proceeds.

The Company anticipates that the cost of compliance with Sarbanes-Oxley sections 302 and 404 will be a material use of operating funds during the coming fiscal year. These expenditures will be recorded as period expenses as incurred. In addition, the Company will be upgrading its accounting system during the fiscal year 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.

On January 2, 2004, we sold 476,190 shares of common stock generating gross proceeds of $2,500,000 in conjunction with a private placement offering. On March 25, 2004, we sold 1,810,000 shares of common stock generating gross proceeds of $9,049,000 in conjunction with a private placement offering. On April 14, 2004, an additional 190,000 shares of common stock were sold under this offering generating gross proceeds of $950,000.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.

The Company may consider the utilization of debt or additional equity funding for strategic acquisitions. However, there can be no assurance that debt or additional equity funding will be available on terms acceptable to us or on any terms whatsoever.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, collectibility of loans receivable, the lives and continued usefulness of property and equipment and contingencies. Due to uncertainties, however, it is at least reasonably possible that management's estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations at December 31, 2004, and the effect of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

                               1 Year      1-3        Over
                     Total     or Less    Years     3 Years
                     -----     -------    -----     -------
Operating Leases    $31,785    $27,600    $4,185     $ --
                    -------    -------    ------     ----
   Total            $31,785    $27,600    $4,185     $ --
                    =======    =======    ======     ====

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any transactions that represent off-balance sheet financing during fiscal years 2004 and 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

FIN NO. 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, a revision of FIN 46" which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

SFAS NO. 151

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

SFAS NO. 153

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

SFAS NO. 123R

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins July 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The Company estimates expense for the year ending December 31, 2005 to be $1,328,000 based on the value of the options outstanding as of December 31, 2004 that will vest during 2005. This estimate does not include any expense for options that may be granted and vesting during 2005.


SAFE HARBOR STATEMENT

Statements made in this Form 10-KSB which are not purely historical and are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the casino Cash Access Service industry, our ability to continue to develop products acceptable to the casino industry and products outside the gaming industry, our ability to retain relationships with casino owners and other entities from whom we receive products/services, and our ability to raise capital and the growth of the casino industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which we conduct business; changes in the interest rate environment and/or cost of processing cash advance transactions; legislation or regulatory requirements; conditions of the securities markets; changes in the casino industry; the development of products that may be superior to the products offered by us; demand for financial services; competition; changes in the quality or composition of our products; our ability to develop new products; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

NATIONAL DEFENSE AND HOMELAND SECURITY MATTERS

The September 11, 2001 terrorist attacks, the potential for future terrorist attacks, and the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our customer's businesses and ultimately our Company's results of operations in ways that cannot be presently predicted.

ITEM 7.     FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Registered Public Accounting Firm...................................       F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003..............................       F-3
Consolidated Statements of Operations for the Years Ended December 31,
2004 and 2003.............................................................................       F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
2004 and 2003.............................................................................       F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
2004 and 2003.............................................................................       F-6
Notes to Consolidated Financial Statements................................................       F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Cash Systems, Inc.
Burnsville, Minnesota

We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Systems, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 5, 2005

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                         2004             2003
                                                                      -----------     -----------
                              ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $13,043,874     $ 3,035,747
     Related parties receivable                                           183,560          25,000
     Prepaid commissions                                                  348,601         362,000
     Current portion of loans receivable                                1,849,420              --
     Other receivable                                                     645,006         617,739
     Deferred income taxes                                                336,000         299,000
     Other current assets                                               4,528,615       1,053,777
                                                                      -----------     -----------
        Total Current Assets                                           20,935,076       5,393,263
                                                                      -----------     -----------

PROPERTY AND EQUIPMENT, NET                                             3,373,170       1,855,791

OTHER ASSETS
     Long-term receivable                                                      --         453,295
     Long-term prepaid commissions, net of current portion                523,827              --
     Long-term loans receivable, net of current portion                   350,835              --
                                                                      -----------     -----------
        Total Other Assets                                                874,662         453,295
                                                                      -----------     -----------

               TOTAL ASSETS                                           $25,182,908     $ 7,702,349
                                                                      ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of cash in bank                          $ 3,331,381     $   686,118
     Current portion of long-term debt                                         --         631,434
     Accounts payable - trade                                             436,322       1,734,653
     Credit card cash advance fees payable                                655,036         743,423
     ATM commissions payable                                              629,328         331,944
     Credit card chargebacks payable                                       80,000         103,957
     Check cashing commissions payable                                    102,801          91,146
     Due to related party                                                 211,846              --
     Other accrued expenses                                               197,869         221,357
                                                                      -----------     -----------
        Total Current Liabilities                                       5,644,583       4,544,032
                                                                      -----------     -----------

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                    --          81,601
     Deferred income taxes                                                797,000         354,000
                                                                      -----------     -----------
        Total Liabilities                                               6,441,583       4,979,633
                                                                      -----------     -----------

STOCKHOLDERS' EQUITY

     Common stock, par value $0.001, 50,000,000
        shares authorized, 16,173,445 and 12,892,735
          shares issued and outstanding                                    16,173          12,893
     Additional paid-in capital                                        15,497,299       1,872,747
     Warrants                                                           1,341,057       1,341,057
     Deferred consulting services                                              --        (207,359)
     Retained earnings (accumulated deficit)                            1,886,796        (296,622)
                                                                      -----------     -----------
       Total Stockholders' Equity                                      18,741,325       2,722,716
                                                                      -----------     -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $25,182,908     $ 7,702,349
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                                     2004                                 2003
                                                                     ----                                 ----
                                                            Amount          Percentage            Amount        Percentage
                                                            ------          ----------            ------        ----------
COMMISSIONS                                            $     48,411,008       100.0%          $  32,728,186       100.0%
                                                       ----------------       -----           -------------       -----

OPERATING EXPENSES
  Commissions                                                23,227,573        48.0%             16,208,769        49.5%
  Processing costs                                            8,536,613        17.6%              6,334,685        19.3%
  Check cashing costs                                         2,843,857         5.9%              1,169,372         3.6%
  Armored carrier services                                      458,554         1.0%                447,090         1.4%
  Payroll, benefits and related taxes                         5,103,017        10.5%              2,986,705         9.1%
  Professional fees                                             732,893         1.5%                516,880         1.6%
  Compensation expense related to warrants and
   options                                                       91,377         0.2%                185,105         0.6%
  Other                                                       2,856,520         5.9%              1,968,225         6.0%

 Depreciation and amortization                                  762,987         1.6%                569,658         1.7%
                                                       ----------------       -----           -------------       -----
    Total Operating Expenses                                 44,613,391        92.2%             30,386,489        92.8%
                                                       ----------------       -----           -------------       -----
  Income from Operations                                      3,797,617         7.8%              2,341,697         7.2%
                                                       ----------------       -----           -------------       -----
OTHER INCOME (EXPENSE)
  Interest expense                                             (269,050)       -0.5%               (411,812)       -1.3%
  Amortization of original issue discount                            --         0.0%               (133,843)       -0.4%
  Interest income                                                20,683         0.0%                    617         0.0%
                                                       ----------------       -----           -------------       -----
    Total Other Income (Expense)                               (248,367)       -0.5%               (545,038)       -1.7%
                                                       ----------------       -----           -------------       -----

  Income Before Income Taxes                                  3,549,250         7.3%              1,796,659         5.5%

PROVISION FOR INCOME TAXES                                    1,365,832         2.8%                142,000         0.4%
                                                       ----------------       -----           -------------       -----

NET INCOME                                             $      2,183,418         4.5%          $   1,654,659         5.1%
                                                       ================       =====           =============       =====

 EARNINGS PER COMMON SHARE
     - BASIC                                           $           0.14                       $        0.13
                                                       ================                       =============

 EARNINGS PER COMMON SHARE
     - DILUTED                                         $           0.14                       $        0.12
                                                       ================                       =============

 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                     15,072,768                          12,740,653
                                                       ================                       =============

 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                   16,131,136                          13,500,976
                                                       ================                       =============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2004 and 2003


                                                                                                         Retained
                                              Common Stock      Additional                 Deferred      Earnings
                                              ------------       Paid-in                  Consulting   (Accumulated
                                          Shares       Amount    Capital      Warrants     Services       Deficit)       Total
                                          ------       ------    -------      --------     --------       --------       -----
BALANCE - DECEMBER 31, 2002              12,600,195  $ 12,600  $ 1,409,421   $1,341,057  $  (119,742)  $ (1,951,281)  $    692,055
Conversion of notes payable
into common stock                            52,060        52      108,881                                                 108,933

Deferred consulting services
related to stock options issued
to non-employee                                                    272,722                  (272,722)                           --

Cashless exercise of stock warrants         182,980       183         (183)                                                     --

Issuance of common stock, net of
cash expenses of $33,036                     57,500        58       81,906                                                  81,964

Deferred compensation expense                                                                185,105                       185,105

Net Income                                                                                                1,654,659      1,654,659
                                         ----------  --------  -----------   ----------  -----------   ------------   ------------
BALANCE - DECEMBER 31, 2003              12,892,735    12,893    1,872,747    1,341,057     (207,359)      (296,622)     2,722,716

Cashless exercise of stock warrants          51,460        51          (51)                                                     --

Exercise of stock warrants for cash         144,750       145      222,105                                                 222,250

Exercise of stock options for cash          584,500       584    1,386,616                                               1,387,200

Issuance of common stock for cash,
net of cash expenses of $1,270,634        2,500,000     2,500   11,225,864                                              11,228,364

Deferred consulting services
related to options
issued to non-employee                                                                        91,377                       91,377

Elimination of deferred consulting
services relating to unvested
non-employee options upon
cancellation of related contract                                  (115,982)                  115,982                           --

Tax benefit associated with employee
stock option exercises                                             906,000                                                 906,000

Net Income                                                                                                2,183,418      2,183,418
                                         ----------  --------  -----------   ----------  -----------   ------------   ------------
BALANCE - DECEMBER 31, 2004              16,173,445  $ 16,173  $15,497,299   $1,341,057  $        --   $  1,886,796   $ 18,741,325
                                         ==========  ========  ===========   ==========  ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                               2004              2003
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  2,183,418      $  1,654,659
  Adjustments to reconcile net income to cash flows from
  operating activities:
   Depreciation and amortization                                                762,987           569,658
   Compensation expense related to non-employee stock options                    91,377           185,105
   Tax benefit associated with employee stock option exercises                  906,000                --
   Amortization of original issue discount                                           --           133,843
   Deferred income taxes                                                        406,000            55,000
   Interest receivable on loans receivable                                      (16,294)               --
   Changes in operating assets and liabilities:
     Related parties receivable                                                (158,560)          (25,000)
     Prepaid commissions                                                         13,399          (307,833)
     Other receivable                                                           (27,267)         (101,156)
     Other current assets                                                    (3,486,442)       (1,017,204)
     Long-term receivable                                                       453,295          (282,402)
     Long-term prepaid commission                                              (523,827)               --
     Accounts payable - trade                                                (1,298,331)        1,472,579
     Credit card cash advance fees payable                                      (88,387)          102,989
     ATM commissions payable                                                    297,384            27,252
     Check cashing commissions payable                                           11,655            91,146
     Credit card chargebacks payable                                            (23,957)         (261,253)
     Due to related party                                                       211,846                --
     Other accrued expenses                                                     (23,488)          130,976
                                                                           ------------      ------------
      Cash flows (used in) provided from operating activities                  (309,192)        2,428,359
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (2,280,366)       (1,167,484)
  Issuance of loans receivable                                               (2,183,961)               --
                                                                           ------------      ------------
      Cash flows used in investing activities                                (4,464,327)       (1,167,484)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Checks issued in excess of cash in bank                                     2,645,263           686,118
  Proceeds from long-term debt and common stock warrants                             --           490,000
  Payments on long-term debt                                                   (713,035)         (484,535)
  Net payments on notes payable - officers                                           --          (101,646)
  Payments on capital lease obligations                                              --            (9,311)
  Issuance of common stock, net of expenses                                  11,239,968            99,999
  Exercise of stock options                                                   1,387,200                --
  Exercise of warrants                                                          222,250                --
                                                                           ------------      ------------
      Cash flows provided from financing activities                          14,781,646           680,625
                                                                           ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        10,008,127         1,941,500

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,035,747         1,094,247
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 13,043,874      $  3,035,747
                                                                           ============      ============

          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

1. NATURE OF BUSINESS

   Cash Systems, Inc. and subsidiaries (the Company) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product and ATMs have been installed in casinos and other businesses throughout the United States and Caribbean countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ACCOUNTING PRINCIPLES

   The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Cash Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

   CASH CONCENTRATIONS

   Bank balances exceeded federally insured levels during 2004 and 2003 and exceeded federally insured levels at December 31, 2004 and 2003. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of December 31, 2004 and 2003.

   CASH AND CASH EQUIVALENTS

   Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

   SOFTWARE DEVELOPMENT COSTS

   Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2004 and 2003, the Company capitalized $844,336 and $539,157 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $142,098 and $129,335 for the years ended December 31, 2004 and 2003, respectively.

   DEBT ISSUANCE COSTS

   Debt issuance costs were amortized over the life of the loan of one to two years using the straight-line method, which approximated the interest method. Amortization expense for the year ended December 31, 2003 was $46,228. As of December 31, 2003, these costs were fully amortized.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   STOCK ISSUANCE COSTS

   Stock issuance costs paid prior to receipt of proceeds from equity financing are recorded in other current assets. During the years ended December 31, 2004 and 2003, costs of $11,604 and $18,035, respectively, were charged to additional paid-in capital upon completion of the equity financing.

   LOANS RECEIVABLE

   The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the advances were reviewed with and approved by the Company's board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, would be recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated.

   PREPAID COMMISSIONS

   The Company has advanced commissions relating to service contracts. The advances were initiated and authorized by management. The prepaid commissions are tied to the service contracts and are amortized or deducted against commissions earned by those contracts over the term of the contracts. In the event that the contracts are terminated early, which is not anticipated, the prepaid commission would be returned to the Company. The collectibility of individual prepaid commissions is reviewed throughout the life of the contract and a reserve, if required, would be recorded for the commission. Management believes that the prepaid commissions recorded on the consolidated financial statements as presented are properly stated.

   REVENUE RECOGNITION

   Cash advances, automated teller machines and check cashing commissions are reported as commissions on the statement of operations. The Company recognizes revenues at the time automatic teller machine fees and credit/debit card advance fees are electronically received and, therefore, does not have receivables from customers in the ordinary course of business. The Company provides cash through wire transfers to certain casinos for the automatic teller machines. The Company records a receivable from the casino and the revenues are recorded when the fees are electronically received.

   The Company has an agreement with a vendor for the guarantee of most of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company.

   The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a strict series of criteria are met in order to recognize revenue related to service provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the service, the Company has delivered the service in accordance with that arrangement, the sales price is determinable, and collectibility is probable.

   The Company has determined that the accounting policies for income recognition described above were in accordance with the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses. The Company reports revenue on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   INCOME TAXES

   Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to depreciation and accrued expenses not currently deductible.

   PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

   COMPREHENSIVE INCOME

   SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2004 and 2003, net income and comprehensive income were equivalent.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments as follows:

      Short-term Assets and Liabilities:

      The fair values of cash, other receivables, accounts payable, accrued liabilities, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

   RECENT ACCOUNTING PRONOUNCEMENTS

      FIN NO. 46R

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, a revision of FIN 46" which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

      SFAS NO. 151

      In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

      expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current- period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

      SFAS NO. 153

      In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

      SFAS NO. 123R

      In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins July 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The Company estimates expense for the year ending December 31, 2005 to be $1,328,000 based on the value of the options outstanding as of December 31, 2004 that will vest during 2005. This estimate does not include any expense for options that may be granted and vesting during 2005.

SEGMENT REPORTING

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Revenues from customers are from a similar customer base, mainly at casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

RECLASSIFICATIONS

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

   Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company's net income applicable to common shares and net income per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

                                                 Year ended
                                                 December 31,
                                                 ------------
                                            2004              2003
                                            ----              ----
Net Income:
   As reported                         $   2,183,418     $   1,654,659
   Pro forma                           $     535,259     $   1,175,519

Basic earnings per common share:
   As reported                         $        0.14     $        0.13
   Pro forma                           $        0.04     $        0.09

Diluted earnings per common share:
   As reported                         $        0.14     $        0.12
   Pro forma                           $        0.04     $        0.09

Stock based compensation:
   As reported                                    --                --
   Pro forma                           $   1,648,159     $     479,140

   In determining the compensation cost of the options granted during the years ended December 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 4.3 to 4.75% and 4.1% risk free interest rate, 6.5 and 10 years for expected life of options granted, 70.3% to 207.3% and 172.2% expected volatility and 0% dividend yield, respectively.

   EARNINGS PER COMMON SHARE

   Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. All options and warrants outstanding at December 31, 2004 and 2003 were dilutive.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   Following is a reconciliation of basic and diluted earnings per common share for fiscal year 2004 and 2003, respectively:

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                                 ------------
                                                              2004            2003
                                                              ----            ----
Earnings per common share - basic:

   Net income                                             $ 2,183,418     $ 1,654,659
                                                          ===========     ===========

   Weighted average shares outstanding                     15,072,768      12,740,653
                                                          ===========     ===========

   Earnings per common share - basic                      $      0.14     $      0.13
                                                          ===========     ===========

Earnings per common share - diluted:

   Net income                                             $ 2,183,418     $ 1,654,659
                                                          ===========     ===========

   Weighted average shares outstanding                     15,072,768      12,740,653
   Common stock equivalents                                 1,058,368         760,323
                                                          -----------     -----------

   Weighted average shares and potential diluted shares
outstanding                                                16,131,136      13,500,976
                                                          ===========     ===========

   Earnings per common share - diluted                    $      0.14     $      0.12
                                                          ===========     ===========

   The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

   ADVERTISING EXPENSES

   Advertising costs are charged to expense as incurred. Advertising costs were $76,024 and $55,420 for the years ended December 31, 2004 and 2003, respectively.

3. FUNDING ARRANGEMENT

   In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (7.25% at December 31, 2004) or 10%, whichever is greater. At both December 31, 2004 and 2003, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the automatic teller machines. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

   As a result of a cash shortage in our ATMs that we discovered in 2001 the Company issued a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was paid in full April 2004. The note required interest at the bank's prime rate plus 2%, with a minimum interest rate of 8.5%, and was secured by substantially all of the Company's assets and a personal guarantee of Craig Potts, the Company's former President and Chief Executive Officer.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

4. OTHER CURRENT ASSETS

   Other current assets consisted of the following at December 31:

                                                 2004        2003
                                                 ----        ----
Receivable from casinos                      $  521,048  $  643,439
Income taxes receivable                         862,937          --
Prepaid expenses                                161,636      50,013
Receivable for check guarantees                 695,229     161,094
Settlements due from credit card processor    1,889,856          --
Holdback reserve from credit card processor     255,778          --
Stock issuance costs                                 --      11,604
Supplies                                             --      64,346
Other receivables                               142,131     123,281
                                             ----------  ----------
   Total other current assets                $4,528,615  $1,053,777
                                             ==========  ==========

   Receivable for check guarantees

   The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 5% of funds paid on personal checks cashed at various casino locations. The Company has recorded a receivable for the checks that were returned for insufficient funds. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection. At December 31, 2004, the Company established an allowance for uncollectible accounts relating to the self-guaranteed checks in the amount of $70,000. Effective December 31, 2004, the Company discontinued self-guaranteeing personal checks and contracted all guarantees through the outside vendor.

   Settlements due from credit card processor

   The Company recorded a receivable for settlements due from one of its primary credit card processors that related to transactions that were not properly processed by that party. Subsequent to the end of fiscal year 2004, the Company submitted payment requests for the entire balance and received payment from the credit card processor.

   Holdback reserve from credit card processor

   The Company recorded a receivable for money due from one of its former credit card processors that the processor had held in reserve for final processing of transactions for the Company. The Company received payment for the holdback reserve subsequent to the end of fiscal year 2004.

5. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at December 31:

                                                       2004           2003
                                                       ----           ----
Furniture and equipment                           $  3,320,399   $ 1,912,634
Vehicles                                                65,169        65,169
Computer software                                    2,256,144     1,383,543
Less:  Accumulated depreciation and amortization    (2,268,542)   (1,505,555)
                                                  ------------   -----------
   Total property and equipment, net              $  3,373,170   $ 1,855,791
                                                  ============   ===========

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   Depreciation expense and amortization of computer software for the years ended December 31, 2004 and 2003 was $762,987 and $523,430, respectively.

   Long-Lived Assets

   In accordance with SFAS No. 144, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of", the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

6. LONG-TERM RECEIVABLE

   The Company had an unsecured receivable with a customer to which the Company provided cash for the customer's ATM operations. The balance at December 31, 2004 and December 31, 2003 was $0 and $453,295, respectively, and was non-interest bearing.

7. LOANS RECEIVABLE

   During September 2004, the Company advanced $375,000 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and 51% of the stock of that company. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005.

   During August 2004, the Company sold machines to a customer and entered into a loan receivable with the customer for $242,000. This loan receivable bears interest at 8%, is collateralized by the machines, and is due May 2006.

   During December 2004, the Company entered into an unsecured loan receivable with a casino operator in advance of a service contract in the amount of $232,000. This loan receivable bears interest at 5% with monthly payments beginning April 2005 with a maturity of September 2007. The advance was originally a prepaid commission until the underlying contract was cancelled and the prepaid commission was then converted to a note receivable.

   During December 2004, the Company advanced $1,000,000 to a casino developer on a collateralized basis under a loan receivable. This loan receivable bears interest at 8% and is collateralized by substantially all of the assets of the developer. The loan receivable had an original maturity date of March 1, 2005, which was extended by the Company under written agreement to April 1, 2005.

   During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At December 31, 2004, the remaining balance was $334,961.

   Total outstanding loans receivable at December 31, 2004 was $2,200,255 which includes interest receivable of $16,294.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   The future payments due to the Company relating to these loans receivable are as follows for the years ending December 31:

2005     $1,849,420
2006        276,336
2007         74,499
         ----------
Total    $2,200,255
         ==========

8. CHECKS ISSUED IN EXCESS OF CASH IN BANK

   The Company's credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.

9. LONG-TERM DEBT

   Long-term debt consisted of the following at December 31:

                                                                                        2004             2003
                                                                                        ----             ----
Note payable - Fidelity Bank - Note was paid in full April 2004                       $      --     $    373,302

Note payable - Fidelity Bank - Note was paid in full April 2004                              --           14,863

Note payable - 21st Century Investment Co. -  Note was paid in full April 2004               --          236,416

Note payable - 21st Century Investment Co. - Note was paid in full April 2004                --           88,454
                                                                                      ---------     ------------

Total long-term debt                                                                         --          713,035

Less current portion                                                                         --         (631,434)
                                                                                      ---------     ------------

Long-term debt, net                                                                   $      --     $     81,601
                                                                                      =========     ============

    The Company paid off its long-term debt obligations with proceeds from a private placement during fiscal year 2004. At December 31, 2004 and 2003, accrued interest related to long-term debt was $0 and $19,088, respectively.

10. RELATED PARTY TRANSACTIONS

    During fiscal year 2004, the Company advanced $30,300 to a former officer of the Company. The advance was non-interest bearing, unsecured and due on demand and was repaid in full in April 2004. During 2003, the Company advanced $25,000 to the same former officer of the Company. This advance was non-interesting bearing, unsecured and due on demand. At December 31, 2003, the amount due from officer was $25,000. The advance was repaid during fiscal year 2004. No balances are due from officers at December 31, 2004.

    The Company established a liability in the amount of $211,846 at December 31, 2004 relating to an overpayment upon the exercise of stock options by the former Chief Executive Officer of the Company, net of the costs incurred by the Company in assisting him in a private sale of his equity position.

    Through December 31, 2004, the Company was party to an agreement with Progressive Management Solutions, Inc. ("Progressive"). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, became Vice President of the Company. Under the agreement the Company granted Progressive the exclusive right to use equipment and services acquired from the Company to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard. In

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    exchange for these rights, the Company received a 0.5% fee for all transactions processed by Progressive. The Company paid Progressive $232,902 and $447,197 for the years ended December 31, 2004 and 2003, respectively, in connection with this agreement. These payments were net of the 0.5% fee received by the Company. Also as of December 31, 2004, Progressive owed the Company $183,560 for processing for services provided by the Company. The Company believes the terms of its arrangement with Progressive are comparable to those that would be offered to an independent third party. The agreement terminated at December 31, 2004 and Mr. Holmes resigned his position as Vice President and became a regional sales representative to the Company.

11. COMMITMENTS AND CONTINGENCIES

    CAPITAL LEASE OBLIGATIONS

    The Company leased automatic teller machines under two capital lease obligations. The leases bore interest at 17.45% and 20.69%. The obligations were collateralized by the property under lease. Total cost and accumulated amortization of the leased equipment was $29,094 and $29,094 at December 31, 2003. These leases were paid in full during 2003 and the leased assets were purchased by the Company in accordance with the lease agreements. Amortization expense on the leased assets is included in depreciation expense.

    OPERATING LEASES

    The Company leases office space requiring base monthly rent of $8,084, including real estate taxes and operating expenses, through March 2005, and equipment requiring monthly payments of $279 through March 2007. Rent expense was $171,859 and $83,381 for the years ended December 31, 2004 and 2003, respectively. In December 2003, the Company entered into a month-to-month lease to rent space in a building owned by a former officer of the Company for $5,305 per month. Total rent expense to the former officer was $63,663 and $5,305 for the years ended December 31, 2004 and 2003, respectively.

    Future minimum lease payments are as follows for the years ending December
    31:

2005    $27,600
2006      3,348
2007        837
        -------
Total   $31,785
        =======

    CASINO CONTRACTS

    The Company has various contracts with casinos for providing cash access and check cashing services to casino patrons with various expiration dates. The casino patrons may obtain access to their funds through the use of the Company's software and equipment for a service fee. The Company is obligated to pay a transaction fee to the casino generally based on a percentage of the service fee charged on each completed transaction. During the year ended December 31, 2004 and 2003, the Company had two customers accounting for more than 10% of total revenues in both years. One customer accounted for 13.9% and 16.2% of total revenues in 2004 and 2003, respectively, and the other accounted for 30.6% and 11.4% of total revenues in 2004 and 2003, respectively.

    LEGAL PROCEEDINGS

    The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. In the event the Company is unsuccessful in recovering the receivable recorded at December 31, 2004, which amounts to $645,006 based on the filed suit, the write off of this receivable will be material to the results of our operations. Although recovery of the receivable is not certain, based on representations from the Company's legal counsel, the Company believes it is likely and, as such, has not recorded any allowance against this amount at December 31, 2004.

    The Company is also involved in other legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    LETTER OF CREDIT

    The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expires June 1, 2005 and will not be renewed by the Company.

12. INCOME TAXES

    At December 31, 2004, the Company had a federal and a state net operating loss carryforward of $318,000 and $50,000, respectively. The provision for income taxes consisted of the following components for the years ended December 31:

                                                               2004           2003
                                                            ----------      --------
Current:
   Federal                                                  $   33,832      $ 20,000
   State                                                        20,000        67,000
Deferred                                                       406,000        55,000
Tax benefit of stock option exercises, credited to
 additional paid-in capital                                    906,000            --
                                                            ----------      --------
                                                            $1,365,832      $142,000
                                                            ==========      ========

    The tax benefit of $906,000 noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

    Components of net deferred income taxes are as follows at December 31:

                                                                    2004         2003
                                                                    ----         ----
Deferred income tax assets:
Net operating loss and credit carryforwards                      $ 131,000   $  121,000
Stock options issued for services                                  122,000      112,000
Other                                                               83,000       66,000
                                                                ----------  -----------
                                                                   336,000      299,000

Deferred income tax liabilities - depreciation and amortization   (797,000)    (354,000)
                                                                ----------  -----------
Net deferred income taxes                                       ($ 461,000) ($   55,000)
                                                                ==========  ===========

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

                                       2004         2003
                                       ----         ----
Federal statutory tax rate             34.0%        34.0%
State taxes, net of federal benefit     4.5%         6.5%
Permanent differences and other          --         (2.7%)
Change in valuation allowance            --        (29.9%)
                                       ----        -----
Effective tax rate                     38.5%         7.9%
                                       ====        =====

13. COMMON STOCK

    On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an accredited investor. On July 30, 2004, we issued the same accredited investor 23,810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share. The additional shares were issued based on the Company's commitment to the investor that the price per share would be equal to the private placement in March 2004.

    In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to "accredited investors" only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,049,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004. We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. Such registration was effective on May 6, 2004. Total stock issuance costs incurred related to the equity financing during 2004 was $1,270,634.

    During fiscal year 2004, a total of 66,920 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 51,460 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

    During fiscal year 2004, 144,750 five-year warrants were exercised for cash of $222,250 at a weighted average exercise price of $1.54 per share.

    During fiscal year 2004, 584,500 options were exercised for cash of $1,387,200 at a weighted average exercise price of $2.37.

    During fiscal year 2003, 371,084 warrants were exercised at a weighted average exercise price of $1.79. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holders receiving 182,980 shares of common stock.

    During fiscal year 2003, the Company converted long-term debt of $108,933 into 52,060 shares of common stock.

    During fiscal year 2003, the Company issued 57,500 shares of common stock with gross proceeds of $115,000 and expenses of $33,036 in connection with a private placement offering.

    STOCK OPTIONS

    During 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), pursuant to which stock options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted. The Plan was

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    amended on March 4, 2004 to increase the number of authorized shares to 2,500,000. In general, options vest over a period of up to three years and expire ten years from the date of grant.

    The Company recorded expense related to stock options issued to non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". During the years ended December 31, 2004 and 2003, the Company recorded expense related to non-employees for services rendered of $91,377 and $185,105, respectively. At December 31, 2004, the consulting agreement with a non-employee was cancelled and the unvested stock options were also cancelled. The value of the unvested options based on the Black Scholes pricing model of $115,982, was adjusted to additional paid in capital.

    Information regarding the Company's stock options is summarized below:

                                             Number of          Weighted Average
                                              Options            Exercise Price
                                              -------           ----------------
Balance at December 31, 2002                    415,000            $   1.28

Granted                                       1,083,500            $   3.05
Options exercised                                    --                  --
Expirations and cancellations                        --                  --
                                            -----------            --------
Balance at December 31, 2003                  1,498,500            $   2.56

Granted                                         955,000            $   6.45
Options exercised                              (584,500)           $   2.34
Expirations and cancellations                  (111,250)           $   5.42
                                            -----------            --------
Balance at December 31, 2004                  1,757,750            $   4.55
                                            ===========            ========

Weighted average fair value of options
granted during fiscal year 2004             $      5.20

Weighted average fair value of options
granted during fiscal year 2003             $      2.73

At December 31, 2004:
Options vested and exercisable                  897,750            $   3.60
Shares available for options                    742,250

At December 31, 2003:
Options vested and exercisable                  833,250            $   1.62
Shares available for options                     25,500

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    Options outstanding at December 31, 2004 have a weighted average remaining contractual life of 8.63 years.

    The following tables summarize information about stock options outstanding as of December 31, 2004:


                                          Options outstanding              Options exercisable
                                          -------------------              -------------------
                                    Weighted
                                     average                                               Weighted
                                    remaining                                              average
                       Number      contractual   Weighted average        Number            exercise
Exercise Price      outstanding       life        exercise price       exercisable          price
--------------      -----------       ----         -----------         -----------          -----
$1.25 to $1.88          397,000       6.75         $      1.59           372,000        $      1.59

$2.00 to $2.60          138,000       7.40         $      2.47            88,000        $      2.40

$4.00 to $5.55          727,750       9.00         $      4.79           267,750        $      4.69

$6.10 to $7.45          495,000       9.94         $      7.15           170,000        $      6.89
                      ---------       ----         -----------           -------        -----------
$1.25 to $7.45        1,757,750       8.63         $      4.55           897,750        $      3.60
                      =========       ====         ===========           =======        ===========

    STOCK WARRANTS

    Information regarding the Company's stock warrants is summarized below:

                                                                               Number of         Weighted Average
                                                                                Warrants          Exercise Price
                                                                              -----------        ----------------
Balance at December 31, 2002                                                     805,504              $ 1.63
Granted                                                                           63,200              $ 2.45
Converted to stock under cashless transaction                                   (371,084)             $ 1.79
Warrants exercised                                                                    --                  --
                                                                              ----------              ------

Balance at December 31, 2003                                                     497,620              $ 1.62

Granted                                                                               --                  --
Converted to stock under cashless transaction                                    (66,920)             $ 1.52
Warrants exercised                                                              (144,750)             $ 1.54
                                                                              ----------              ------

Balance at December 31, 2004                                                     285,950              $ 1.69
                                                                              ==========              ======
Weighted average fair value of warrants granted during fiscal year 2004               --

Weighted average fair value of warrants granted during fiscal year 2003       $     1.27

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

   Warrants outstanding at December 31, 2004 are as follows:

                                      Remaining contractual life -
Exercise price   Number outstanding            years
--------------   ------------------   ----------------------------
    $1.50          228,000                     2.38

    $2.00            5,450                     3.08

    $2.50           52,500                     3.08
                  --------                     ----
$1.50 to $2.50     285,950                     2.52
                  ========                     ====

    All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the year ended December 31, 2003:
    3.9% risk free interest rate, 5 years expected life for each warrant, 102.6% expected volatility and 0% dividend yield.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                      2004      2003
                      ----      ----
Cash paid for:
Interest         $  263,071  $403,210
Income taxes     $1,003,769        --

    Summary of non-cash activity:

    - Stock issuance costs paid in 2003 for 2004 proceeds were $11,604 for fiscal year 2004 and costs paid in 2003 for 2003 proceeds were $18,035 for fiscal year 2003.

    - Fiscal year 2003 conversions of notes payable into common stock in the amount of $108,933.

15. SUBSEQUENT EVENTS

    EXECUTIVE EMPLOYMENT AGREEMENT WITH MR. RUMBOLZ

    The Company entered into an Executive Employment Agreement with Michael Rumbolz effective January 1, 2005, pursuant to which Mr. Rumbolz will serve as the Company's Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Rumbolz will receive an annual base salary of $350,000 and is entitled to an annual bonus of no less than $50,000 (based on achievement of performance criteria) and other usual benefits.

    Mr. Rumbolz was granted stock options to purchase up to 300,000 shares of the Company's common stock at the "fair market value" of such stock on December 22, 2004. The stock options have ten year term and vest over two years. The Employment Agreement is for a term of two years, subject to renewal. On January 6, 2005, the Board of Directors of the Company elected Michael D. Rumbolz as a director. Mr. Rumbolz was then appointed Chairman of the Board.

    If the Company terminates the agreement without cause the Company will pay Mr. Rumbolz the base compensation, bonus compensation and benefits through the end of the term. Stock options which were not exercisable at the time of termination vest immediately and become exercisable and will continue to be exercisable for the period permitted by the option plan.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

    EXECUTIVE EMPLOYMENT AGREEMENT WITH MR. POTTS

    The Company entered into an Executive Employment Agreement with Craig Potts effective January 1, 2005, pursuant to which Mr. Potts resigned as the Company's President and Chief Executive Officer and will continue as a part-time employee focusing on sales and business development. Under the terms of the Employment Agreement, Mr. Potts will receive an annual base salary of $150,000 and is eligible to receive commissions and bonuses under the Company's commission and bonus programs, and other usual benefits. The Employment Agreement is for a term of one year, subject to renewal. On January 6, 2005, Craig Potts resigned from the Board of Directors of the Company.

    If the Company terminates the agreement without cause the Company will pay Mr. Potts his salary through the end of the agreement and commissions earned prior to the termination, and Mr. Potts will not be entitled to any other compensation in connection with the termination.

    EXECUTIVE EMPLOYMENT AGREEMENT WITH MR. CLIFFORD

    The Company entered into an Executive Employment Agreement with David S. Clifford effective January 1, 2005, pursuant to which Mr. Clifford will serve as the Company's Vice President and Chief Financial Officer. Under the terms of the Employment Agreement, Mr. Clifford will receive an annual base salary of $150,000 and is entitled to an annual bonus of no less than $50,000 (based on achievement of performance criteria) and other usual benefits. The Company's former Chief Financial Officer, Chris Larson, became the Chief Operating Officer.

   Mr. Clifford was granted stock options to purchase up to 150,000 shares of the Company's common stock at the "fair market value" of such stock on November 29, 2004. The stock options have ten year term and vest over two years. The Employment Agreement is for a term of two years, subject to renewal.

   If the Company terminates the agreement without cause the Company will pay Mr. Clifford the base compensation, bonus compensation and benefits through the end of the term. Stock options which were not exercisable at the time of termination vest immediately and become exercisable and will continue to be exercisable for the period permitted by the option plan.

   STOCK BUYBACK

   On January 10, 2005, the Company issued a press release announcing that the Board of Directors authorized a 1,000,000 share stock buyback program as part of the Company's overall strategy to prudently allocate resources to enhance shareholder value.

   ADDITIONAL ADVANCE TO ACQUISITION CANDIDATE

   During February 2005, the Company advanced an additional $200,000 to a possible acquisition candidate in the form of an amendment to a note
   receivable.   The advance was in addition to $375,000 previously advanced to this party. The loan receivable bears interest at 6% and is secured by substantially all of the assets of the acquisition candidate and 51% of the stock of that company. The loan receivable has a maturity date of September 30, 2005.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

16. SELECTED QUARTERLY DATE (UNAUDITED)

                QUARTERS DURING THE YEAR ENDED DECEMBER 31, 2004

                                          March 31           June 30       September 30     December 31
                                          --------           -------       ------------     -----------
Commission on cash advance
and automated teller machines            $11,006,634      $11,840,293      $12,773,387      $12,790,694

Income from operations                   $   639,854      $ 1,032,536      $   978,947      $ 1,146,280

Net income                               $   304,143      $   591,844      $   582,744      $   704,687

Earnings per common share - Basic        $      0.02      $      0.04      $      0.04      $      0.04

Earnings per common share - Diluted      $      0.02      $      0.04      $      0.04      $      0.04

                QUARTERS DURING THE YEAR ENDED DECEMBER 31, 2003

                                          March 31        June 30       September 30      December 31
                                          --------        -------       ------------      -----------
Commission on cash advance
and automated teller machines            $7,001,425      $7,872,149      $9,075,784      $8,778,828

Income from operations                   $  629,645      $  562,144      $  564,537      $  585,371

Net income                               $  482,326      $  415,029      $  426,841      $  330,463

Earnings per common share - Basic        $     0.04      $     0.03      $     0.03      $     0.03

Earnings per common share - Diluted      $     0.04      $     0.03      $     0.03      $     0.02

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent certified public accountants on accounting principles or practices or financial statement disclosures.

ITEM 8A.  CONTROLS AND PROCEDURES.

During the course of their audit of our consolidated financial statements for 2004, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On March 23, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our accounting system.

Prior to the identification of such deficiencies, we had already undertaken, or are in the process of undertaking, a number of steps to establish a proper control environment, including:

     - contracted with outside SEC consultants to assist in the preparation of year-end analysis and financial statement preparation oversight;

     -    hired a new Chief Financial Officer effective January 1, 2005;

     -    invested in internal reporting systems;

     -    implemented plans to hire additional accounting staff; and

     - in the process of formalizing our internal controls and procedures in accordance with the Securities and Exchange Commission's rules on implementing the internal controls reporting requirements included in
          Section 404 of the Sarbanes-Oxley Act of 2002.

We have discussed our corrective actions and future plans with our Audit Committee and Virchow Krause and, as of the date of this Annual Report on Form 10-KSB, we believe the actions outlined above have corrected the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10- KSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the end of 2004 because of the material weaknesses identified above. The material weaknesses did not, however, impact the quality of the financial information provided on a quarterly basis.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management in consultation with an independent third party consulting firm. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite our efforts related to our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations by the filing deadline for our Annual Report on Form 10-K for 2005.

In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy or information statement for its 2005 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors," "Corporate Governance" and "Executive Officers of the Company."

The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Compliance."

ITEM 10.    EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Shareholders under the caption "Ownership of Securities."


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company's proxy statement for its 2005 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

ITEM 13.    EXHIBITS

See Exhibit Index following the signature page of this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal years 2004 and 2003 and reviews of the financial statements included in the Company's Form 10-KSB for fiscal years 2004 and 2003 were $66,079 and $63,023, respectively.

Audit-Related Fees

For fiscal 2004 and 2003, the Company's auditors billed for fees relating to review of Form S-3 and Form S-8 for 2004 of $4,775 and fees associated with "due diligence" related to potential acquisition of $29,810 for 2003.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $25,755 and $6,235 for fiscal years 2004 and 2003, respectively. Included in the fiscal year 2004 fees are services related to filing amended state tax returns for fiscal year 2001 and 2002.

All Other Fees

For fiscal 2004 and 2003 the Company's auditors did not bill any fees for any other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting.

Audit Committee

The policy of the Company's audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13 (a) of the Securities and Exchange Act of 1934. Approximately 100% of fees paid to the Company's auditors were pre-approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CASH SYSTEMS, INC.

     DATE:   March 31, 2005         /s/ Michael D. Rumbolz
                                    ---------------------------
                                    Michael D. Rumbolz
                                    Chief Executive Officer

                               (Power of Attorney)

Each person whose signature appears below constitutes and appoints Michael D. Rumbolz and Christopher Larson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     DATE:   March 31, 2005       /s/ Michael D. Rumbolz
                                  ----------------------------------------------
                                  Michael D. Rumbolz
                                  Chief Executive Officer and Director,
                                  (Principal executive officer)

     DATE:   March 31, 2005       /s/ David S. Clifford
                                  ----------------------------------------------
                                  David S. Clifford
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)

     DATE:   March 31, 2005       /s/ Christopher Larson
                                  ----------------------------------------------
                                  Christopher Larson
                                  Chief Operating Officer and Director

     DATE:   March 31, 2005       /s/ Patrick R. Cruzen
                                  ----------------------------------------------
                                  Patrick R. Cruzen
                                  Director

     DATE:   March 31, 2005       /s/ Gordon T. Graves
                                  ----------------------------------------------
                                  Gordon T. Graves
                                  Director

                                  EXHIBIT INDEX
                               CASH SYSTEMS, INC.
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

EXHIBIT
 NUMBER                            DESCRIPTION
--------                           -----------
  3.1       Amended and Restated Certificate of Incorporation of the
            Registrant--incorporated by reference to Exhibit 2.1 to the
            Registrant's Registration Statement on Form 8-A filed on January 6,
            2004

  3.2 Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form
            10-KSB for the fiscal year ended December 31, 2002

  10.1      Executive Employment Agreement dated January 1, 2005 between the
            Company and Michael D. Rumbolz--incorporated by reference to Exhibit
            10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2004**

  10.2*     Executive Employment Agreement dated January 1, 2005 between the
            Company and David S. Clifford**

  10.3      Executive Employment Agreement dated January 1, 2005 between the
            Company and Craig Potts--incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2004**

  10.4*     2001 Stock Option Plan, as amended through March 4, 2004**

  10.5* Form of incentive stock option agreement currently used under the 2001 Stock Option Plan**

  14.1      Code of Ethics of the Registrant--incorporated by reference to
            Exhibit 14 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003

  21.1*     Subsidiaries of the Registrant

  23.1*     Consent of Independent Registered Public Accounting Firm

  31.1*     Principal Executive Officer Certification, Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002

  31.2*     Principal Financial Officer Certification, Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002

  32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management agreement or compensatory plan or arrangement.