Form 10-Q
period 2005-03-31
CASH SYSTEMS INC
filed 2005-05-23
CIK 861050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31955

                               CASH SYSTEMS, INC.
                              --------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                  87-0398535
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            3201 WEST COUNTY ROAD 42, SUITE 106, BURNSVILLE, MN 55306
            ---------------------------------------------------------
               (Address of principal executive offices, Zip code)

                                 (952) 895-8399
                           ---------------------------
                           (Issuer's telephone number)

                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of May 16, 2005, there were 16,544,184 shares of the Registrant's common stock, $0.001 par value per share, issued and outstanding.

                               CASH SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I.  Financial Information

Item 1.       Consolidated Financial Statements.

                 Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
                  and December 31, 2004                                                                  3

                  Unaudited Consolidated Statements of Operations for the three months
                  ended March 31, 2005 and 2004                                                          4

                  Unaudited Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2005 and 2004                                                          5

                  Notes to Unaudited Consolidated Financial Statements                                   6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                21

Item 4.       Controls and Procedures                                                                   21

PART II.  Other Information

Item 1.       Legal Proceedings                                                                         22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                                        22

Item 6.       Exhibits                                                                                  23

SIGNATURES                                                                                              23

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2005               2004
                                                                (unaudited)        (audited)
                                                                -----------       ------------
                              ASSETS

CURRENT ASSETS
     Cash                                                       $11,357,021       $13,043,874
     Due from related party                                         258,492           183,560
     Current portion of prepaid commissions                         346,401           348,601
     Current portion of loans receivable                          2,213,475         1,849,420
     Other receivables                                              646,868           645,006
     Deferred income taxes                                          532,000           336,000
     Settlements due from credit card processor                   3,832,388         1,889,856
     Other current assets                                         2,550,193         2,638,759
                                                                -----------       -----------
        Total Current Assets                                     21,736,838        20,935,076
                                                                -----------       -----------

PROPERTY AND EQUIPMENT, NET                                       4,117,008         3,373,170

OTHER ASSETS
     Long-term prepaid commissions, net of current portion          438,877           523,827
     Long-term loans receivable, net of current portion             255,924           350,835
                                                                -----------       -----------
        Total Other Assets                                          694,801           874,662
                                                                -----------       -----------
          TOTAL ASSETS                                          $26,548,647       $25,182,908
                                                                ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of cash in bank                     $2,982,707        $3,331,381
     Accounts payable - trade                                       846,506           436,322
     Credit card cash advance fees payable                          836,207           655,036
     ATM commissions payable                                        824,639           629,328
     Credit card chargebacks payable                                 80,000            80,000
     Check cashing commissions payable                              121,622           102,801
     Due to related party                                                 -           211,846
     Other accrued expenses                                         169,040           197,869
                                                                -----------       -----------
        Total Current Liabilities                                 5,860,721         5,644,583
                                                                -----------       -----------

LONG-TERM LIABILITIES
     Deferred income taxes                                          960,000           797,000
                                                                -----------       -----------
        Total Liabilities                                         6,820,721         6,441,583
                                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock, par value of $0.001, 50,000,000
     shares authorized, 16,462,612 and 16,173,445
     shares issued and outstanding                                   16,463            16,173
     Additional paid-in capital                                  16,246,009        15,497,299
     Warrants                                                     1,341,057         1,341,057
     Retained earnings                                            2,124,397         1,886,796
                                                                -----------       -----------
       Total Stockholders' Equity                                19,727,926        18,741,325
                                                                -----------       -----------


            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $26,548,647       $25,182,908
                                                                ===========       ===========



          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                    2005                2004
                                                                                 -----------         -----------
Commissions on credit card cash advances, ATMs and
    check cashing services                                                       $13,650,313         $11,006,634

Operating expenses
  Commissions                                                                      6,756,472           5,149,219
  Processing costs                                                                 2,507,603           2,108,215
  Check cashing costs                                                                901,299             618,993
  Armored carrier services                                                           115,258             104,279
  Payroll, benefits and related taxes                                              1,586,696           1,205,596
  Professional fees                                                                  241,765             210,875
  Compensation expense related to warrants and options                                     0              44,984
  Other                                                                              802,355             831,132
  Depreciation and amortization                                                      283,232             125,494
                                                                                 -----------         -----------
    Total Operating Expenses                                                      13,194,680          10,398,787
                                                                                 -----------         -----------
  Income from Operations                                                             455,633             607,847
                                                                                 -----------         -----------
Other income (expense)
  Interest expense                                                                  (108,417)           (100,799)
  Interest income                                                                     39,185                  95
                                                                                 -----------         -----------
    Total Other Income (Expense)                                                     (69,232)           (100,704)
                                                                                 -----------         -----------

  Income Before Income Taxes                                                         386,401             507,143

Provision for income taxes                                                           148,800             203,000
                                                                                 -----------         -----------

Net income                                                                       $   237,601         $   304,143
                                                                                 ===========         ===========
 Net income per common share
     - Basic                                                                     $      0.01         $      0.02
                                                                                 ===========         ===========
 Net income per common share
     - Diluted                                                                   $      0.01         $    $ 0.02
                                                                                 ===========         ===========
 Weighted average common shares
     Outstanding - basic                                                          16,341,469          13,427,102
                                                                                 ===========         ===========
 Weighted average common shares
     Outstanding - diluted                                                        17,137,697          14,758,130
                                                                                 ===========         ===========


          See accompanying notes to consolidated financial statements.

                       CASH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                    2005              2004
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   237,601       $   304,143
Adjustments to reconcile net income to cash flows from
operating activities:
Depreciation and amortization                                        283,232           125,493
Compensation expense related to non-employee stock options                --            44,984
Tax benefit associated with employee stock option exercises          213,000                --
Deferred income taxes                                                (33,000)           43,000
Interest receivable on loans receivable                              (20,244)               --
Changes in operating assets and liabilities:
  Related parties receivable                                         (74,932)               --
  Prepaid commissions                                                  2,200           (49,000)
  Other receivable                                                    (1,862)           (2,775)
  Settlements due from credit card processor                      (1,942,532)               --
  Other current assets                                                88,566           191,468
  Long-term receivable                                               350,835           453,295
  Long-term prepaid commission                                        84,950                --
  Accounts payable - trade                                           410,184         3,512,105
  Credit card cash advance fees payable                              181,171           456,006
  ATM commissions payable                                            195,311           103,010
  Check cashing commissions payable                                   18,821            16,878
  Credit card chargebacks payable                                         --           (74,584)
  Due to related party                                              (211,846)               --
  Other accrued expenses                                             (28,829)          (22,122)
                                                                 -----------       -----------
    Cash flows (used in) provided from operating activities         (247,374)        5,101,901
                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (1,027,070)         (414,757)
Advances on loans receivable, net                                   (599,735)               --
Advances to officer                                                       --           (30,300)
                                                                 -----------       -----------
    Cash flows used in investing activities                       (1,626,805)         (445,057)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks issued in excess of bank balance                             (348,674)         (686,118)
Payments on long-term debt                                                --          (120,672)
Issuance of common stock, net of expenses                                 --        10,553,637
Exercise of stock options                                            356,000                --
Exercise of warrants                                                 180,000                --
                                                                 -----------       -----------
    Cash flows provided by financing activities                      187,326         9,746,847
                                                                 -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,686,853)       14,403,691

Cash and cash equivalents, beginning of period                    13,043,874         3,035,747
                                                                 -----------       -----------

Cash and cash equivalents, end of period                         $11,357,021       $17,439,438
                                                                 ===========       ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for financing costs and interest expense,
    net of amortization of original issue discount               $    97,047       $   142,728
                                                                 ===========       ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Reclassification of other current assets to proceeds from
    issuance of common stock                                     $        --       $    11,604
                                                                 ===========       ===========




          See accompanying notes to consolidated financial statements.

                      CASH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2005

1.    BUSINESS AND BASIS OF PRESENTATION

Cash Systems Inc. (the "Company" or "CSI") provides cash access products and services to the gaming industry. The Company's cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine ("ATM") withdrawals and check cashing transactions.

The accompanying unaudited consolidated financial statements include the accounts of CSI and its consolidated subsidiaries: Cash Systems of Canada, Inc.; Cash Systems Mexico I, LLC; Cash Systems Mexico II, LLC; and Cash Access Mexico,
S. de R.L. de C.V. None of the subsidiaries of the Company have current business activity, but have been established in anticipation of future business operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by us, without audit. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation -- The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

ATM Funding Agreement -- The Company obtains some of the cash required to operate its ATMs through an ATM Funding Agreement described in Note 3. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by CSI. Therefore, these amounts have been excluded from the unaudited consolidated balance sheets.

Income Taxes -- Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to depreciation and accrued expenses not currently deductible.

Internally Developed Software -- Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2005 and 2004, the Company capitalized $515,310 and $251,507 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $62,181 and $13,722 for the three months ended March 31, 2005 and 2004, respectively.

Cash Concentrations -- Bank balances exceeded federally insured levels during the three months ended March 31, 2005 and 2004 and exceeded federally insured levels at March 31, 2005 and December 31, 2004. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of March 31, 2005 and December 31, 2004.

Use of Estimates -- The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Significant estimates incorporated in the unaudited consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Standards -- In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supersedes Opinion
25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123 (R) on January 1, 2006. The adoption of FAS 123(R)'s fair value method is expected to have an impact on our results of operations of approximately $1,100,000, net of tax, in fiscal 2006 though it will have no impact on our overall financial position.

Loans Receivable -- The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the advances were reviewed with and approved by the Company's board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, would be recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated.

Prepaid Commissions -- The Company has advanced commissions relating to service contracts. The advances were initiated and authorized by management. The prepaid commissions are tied to the service contracts and are amortized or deducted against commissions earned by those contracts over the term of the contracts. In the event that the contracts are terminated early, which is not anticipated, the prepaid commission would be returned to the Company. The collectibility of individual prepaid commissions is reviewed throughout the life of the contract and a reserve, if required, would be recorded for the commission. Management believes that the prepaid commissions recorded on the consolidated financial statements as presented are properly stated.

Settlements due from credit card processor -- In the credit/debit card cash advance transactions provided by CSI, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by the Company. CSI receives reimbursement from the patron's credit/debit card issuer for the transaction in an amount equal to the check issued to the patron plus the cash advance fee charged to the patron. Any reimbursements not received in the normal course of business and requiring additional administrative follow-up are included within the settlement receivables on the unaudited consolidated balance sheets. As part of the settlement process, the Company receives authorization of the credit card cash advance transactions which are no longer guaranteed after 90 days. There is a risk that the Company may be required to have the credit card processor reauthorize the credit card cash advance transactions in order to collect previously authorized amounts. Based upon the Company's relationship with its credit card processors, and the subsequent receipt of balances outstanding as of December 31, 2004, the Company believes that no reserve is required against the balance outstanding of $3,832,388 as of March 31, 2005.

Revenue Recognition -- The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. Credit card cash advance fees, ATM fees and check cashing commissions are reported as commission income on the statement of operations. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. We evaluate our commissions revenue streams for proper timing of revenue recognition.

Cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Cash advance revenue is recognized at the point that a negotiable check instrument is generated by the casino cashier or cash cage operation.

ATM fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transactions are initiated. Upfront patron transaction fees are recognized when a transaction is authorized. The Company provides cash through wire transfers to certain casinos for ATMs and records a receivable from the casinos.

Check services revenue is generally contractually based upon a percentage of the face amount of total checks warranted. Check services revenue is recognized on a monthly basis. The Company records a receivable for all guaranteed checks returned for insufficient funds.

The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

Segment Reporting -- A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Revenues from customers are from a similar customer base, mainly at casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Reclassifications -- Certain reclassifications have been made in the prior period unaudited consolidated financial statements to conform to the presentation used at and for the period ended March 31, 2005. These reclassifications had no effect on the Company's consolidated net income.

Stock-Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB
25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company's net income applicable to common shares and net income per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                                2005          2004
                                             ----------     ----------
Net income (loss):
   As reported                                $ 237,601      $ 304,143
   Pro forma                                 ($ 300,788)    ($ 396,856)

Basic earnings (loss) per common share:
   As reported                                $    0.01      $    0.02
   Pro forma                                 ($    0.02)    ($    0.03)

Diluted earnings (loss) per common share:
   As reported                                $    0.01      $    0.02
   Pro forma                                 ($    0.02)    ($    0.03)

Stock based compensation:
   As reported                                      ---            ---
   Pro forma                                  $ 538,389      $ 700,999

In determining the compensation cost of the options granted during the three months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                         Three Months Ended
                                              March 31,
                                           2005            2004
                                     ---------------     ---------
Risk-fee interest rate                     4.0%             4.0%
Expected life of options granted        6.5 years        6.5 years
Expected volatility                  63.03% to 65.39%      103.6%
Expected dividend yield                     0%               0%

Net Income Per Common Share -- Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic, and net income per common share - diluted, for the three months ended March 31, 2005 and 2004:

                                           Three Months Ended
                                                March 31,
                                        ------------------------
                                           2005          2004
                                        ----------    ----------
Weighted shares of common stock
   outstanding - basic                  16,341,469    13,427,102
Weighted shares of common stock
   assumed upon exercise of stock
   options and warrants                    796,228     1,331,028
                                        ----------    ----------
Weighted shares of common stock
   outstanding - diluted                17,137,697    14,758,130
                                        ==========    ==========

3.    ATM FUNDING AGREEMENT

Fidelity Bank Agreement -- In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (7.75% at March 31, 2005) or 10%, whichever is greater. At both March 31, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

As a result of a cash shortage in our ATMs that we discovered in 2001, the Company issued a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was paid in full April 2004.

Site Funded ATMs -- The Company operates ATMs at certain customer locations where the customer provides the cash required for ATM operational needs. As of March 31, 2005 and December 31, 2004, the Company operated 60 and 55 ATMs, respectively, that were site funded.

4.    OTHER CURRENT ASSETS

Other current assets consisted of the following at March 31, 2005 and December 31, 2004:

                                      MARCH 31, 2005      DECEMBER 31, 2004
                                      --------------      -----------------
Receivable from casinos                $    469,751          $  521,048
Income taxes receivable                     894,138             862,937
Prepaid expenses                            174,242             161,636
Receivable for check guarantees             598,625             695,229
Holdback reserve from credit card
processor                                         -             255,778
Other receivables                           413,437             142,131
                                       ------------          ----------
   Total other current assets          $  2,550,193          $2,638,759
                                       ============          ==========

Receivable for check guarantees -- The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. The Company has recorded a receivable for the checks that were returned for insufficient funds. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection. In addition to the third party guaranteed transactions, the Company was self-guaranteeing the remaining 5% of funds paid on personal checks cashed at various casino locations. At December 31, 2004, the Company established an allowance for uncollectible accounts relating to the self-guaranteed checks in the amount of $70,000. Effective December 31, 2004, the Company discontinued self-guaranteeing personal checks and contracted all guarantees through the outside vendor. No additional reserve is required as of March 31, 2005.

Holdback reserve from credit card processor -- The Company recorded a receivable for money due from one of its former credit card processors that the processor had held in reserve for final processing of transactions for the Company. The Company received payment for the holdback reserve during the three months ended March 31, 2005.

5.    LOANS RECEIVABLE

During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and 51% of the stock of that company. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005.

During August 2004, the Company sold machines to a customer and entered into a loan receivable with the customer for $242,000. This loan receivable bears interest at 8%, is collateralized by the machines, and is due May 2006.

During December 2004, the Company entered into an unsecured loan receivable with a casino operator in advance of a service contract in the amount of $232,000. This loan receivable bears interest at 5% with monthly payments beginning April 2005 with a maturity of September 2007. The advance was originally a prepaid commission until the underlying contract was cancelled and the prepaid commission was then converted to a note receivable. At the end of March 2005, the note was assumed by a former executive of the Company in exchange for an outstanding commitment by the Company relating to the overpayment for stock options exercised by the former executive during fiscal year 2004. As of the March 31, 2005, the loan receivable was no longer outstanding.

During December 2004, the Company advanced $1,000,000 to a casino developer on a collateralized basis under a loan receivable. This loan receivable bears interest at 8% and is collateralized by substantially all of the assets of the developer. The loan receivable had an original maturity date of March 1, 2005, which was extended by the Company under written agreement to April 30, 2005, and subsequently to May 31, 2005.

During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of automated teller machines. Twenty five percent of the loan was re-paid (approximately $101,000 in April 2005) upon placement of the order for the ATM's, an additional twenty five percent of the loan is due upon installation of the last ATM at the ATM sites, and the remaining balance is due during the 36 month period following the final installation.

During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At March 31, 2005 and December 31, 2004, the remaining balance was approximately $259,000 and $334,961, respectively.

Total outstanding loans receivable at March 31, 2005 and December 31, 2004 was $2,469,399 and $2,200,255, respectively, which includes interest receivable of $68,783 and $16,294, respectively.

6.    CHECKS ISSUED IN EXCESS OF CASH IN BANK

The Company's credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.

7.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings -- The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. The Company received a partial payment of $588,230 in April 2005 of the receivable of $646,868 at March 31, 2005. Although recovery of the remaining receivable of $58,638 for additional legal fees is not certain, based on representations from the Company's legal counsel, the Company believes it is likely and, as such, has not recorded any allowance against this amount at March 31, 2005.

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

Letter of Credit -- The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expires June 1, 2005 and will not be renewed by the Company.

8.    RELATED PARTY TRANSACTIONS

During fiscal year 2004, the Company advanced $30,300 to a former officer of the Company. The advance was non-interest bearing, unsecured and due on demand and was repaid in full in April 2004. No balances are due from officers at March 31, 2005.

The Company established a liability in the amount of $211,846 at December 31, 2004 relating to an overpayment upon the exercise of stock options by the former Chief Executive Officer of the Company, net of the costs incurred by the Company in assisting him in a private sale of his equity position. At the end of March 2005, the former executive assumed a loan receivable from the Company (see note
5) in exchange for a portion of this obligation of the Company. As of the March 31, 2005, the net due from this former executive was $74,932.

Through December 31, 2004, the Company was party to an agreement with Progressive Management Solutions, Inc. ("Progressive"). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, became Vice President of the Company. Under the agreement the Company granted Progressive the exclusive right to use equipment and services acquired from the Company to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard. In exchange for these rights, the Company received a 0.5% fee for all transactions processed by Progressive. The Company paid Progressive $0 and $101,481 for the three months ended March 31, 2005 and 2004, respectively, in connection with this agreement. These payments were net of the 0.5% fee received by the Company. Also as of March 31, 2005, Progressive owed the Company $183,560 for processing for services provided by the Company. Based upon its relationship with Progressive, the Company does not believe that a reserve is required against the amount owed as of March 31, 2005. The Company believes the terms of its arrangement with Progressive were comparable to those that would be offered to an independent third party. The agreement terminated at December 31, 2004 and Mr. Holmes resigned his position as Vice President and became a regional independent sales representative to the Company.

9.    EQUITY TRANSACTIONS

During the three months ended March 31, 2005, a total of 88,000 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 73,167 shares.

During the three months ended March 31, 2005, 85,000 five-year warrants were exercised for cash of $180,000 at a weighted average exercise price of $2.12 per share.

During the three months ended March 31, 2005, 131,000 options were exercised for cash of $356,000 at a weighted average exercise price of $2.72.

In January 2005, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first three months of 2005, the Company did not repurchase any equity securities.

10.   INCOME TAXES

At March 31, 2005, the federal and state net operating loss carryforwards were $1,000,000 and $700,000, respectively. The Company recorded a provision for income taxes of $148,800 and $203,000 for the three months ended March 31, 2005 and 2004, respectively.

11.   DEFERRED INCOME TAXES

The Company's deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company's deferred tax asset as of March 31, 2005 and December 31, 2004 was $532,000 and $336,000, respectively. The deferred tax liability as of March 31, 2005 and December 31, 2004 was $960,000 and $797,000 respectively.

During the first quarter of 2005, the Company recorded a tax benefit of $213,000 which relates to compensation expense from the exercise of stock options for tax purposes in excess of amounts recognized for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our plans with respect to the development of products and services and our plans to obtain regulatory approvals with respect to such products and services; our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; our expectation that we will be able to pass increased interchange and processing costs on to our customers through increased surcharges or reduced commissions; our expected provision for taxes for future periods; our expectation that our cash advance business will grow; our belief that our cash flows from operations, will be adequate to continue our operations and meet our working capital and capital expenditure needs for the next twelve months; the possibility of seeking additional financing through bank borrowings or debt or equity financings, if necessary; our anticipation that we will not sever relations with our technology partners; our belief that revenues from our top customers will continue to be a substantial percentage of our revenue in the future; our belief that we will face and resolve compliance issues with the card associations without a material adverse effect on or operations; and our expectation of engaging in joint development projects in the future.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: the failure of the Company to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affects our cash advance business; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrower additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our cash access services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision to sever our relationships them; our failure to renew our contracts with our top customers; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading "Risk Factors" in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the Company's other filings with the Securities and Exchange Commission (SEC), including our Forms 10-KSB and Forms 8-K.

OVERVIEW

Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services") to the casino industry. These products are the primary means by which casinos make cash available to gaming customers. During the first quarter 2005, we processed approximately $500 million in ATM and cash advance transactions. Cash Systems also provides casino clients with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to customers. Presently, our Cash Access Services are utilized at over 160 gaming and retail locations nationwide.

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

Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions) through the use of our software and equipment. With the Company's traditional cash advance system, gaming patrons visit a Cash Systems kiosk located on the casino floor which houses a point-of-sale ("POS") terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card and driver's license in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with two options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Cash Systems' check. The cashier will give the customer cash in the amount requested, less fees, after he/she signs the Cash Systems' check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number ("PIN"). For credit card advances, customers pay a service charge typically between 6%-7%.

We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. There are approximately 60 casinos utilizing the services of a full service check cashing vendor. Under the second option, we provide check guarantee services with the assistance of third party providers.

Cash Systems continually seeks to develop new technology that will make cash advance transactions more convenient for customers. For example, the Company has created a wireless cash advance system that allows casino patrons to complete a transaction from remote areas of the casino, such as a slot machine or gaming table.

During fiscal year 2004, the Company entered into several strategic alliances which include Certegy, TDN Money Systems and Progressive Gaming International. These alliances have allowed the Company to expand its product offerings and enter into markets not previously serviced by the Company. In the first quarter of fiscal year 2005, the Company, under the direction of the new Chief Executive Officer, continued to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.

Effective January 1, 2005, the Company hired Michael Rumbolz as its new Chief Executive Officer and Chairman of the Board and David Clifford as its new Chief Financial Officer. Christopher Larson, one of our original founders, has taken on the role of the Company's Chief Operating Officer. The Company believes that this reorganization has better positioned the Company to build on its previous success.

QUARTER ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

Revenues for the quarter ended March 31, 2005 were $13,650,313 compared to $11,006,634 for the same period in 2004. The 24% increase in 2005 revenues is due to the continued expansion of products and services to additional gaming operations. During the period March 31, 2004 to March 31, 2005, 22 additional gaming operations were added. Our ability to expand and win business relationships is based on the Company's focus on technology and superior service. The Company expects to be successful in its bids to win new contracts and to expand offerings under existing contracts.

Operating expenses for the quarter ended March 31, 2005 were $13,194,680 compared to $10,398,787 for 2004. The 27% increase in operating expenses was primarily due to the increased commissions, credit card processing costs and payroll costs as a direct result of an increase in revenues. As a percentage of revenues, operating expenses were 97% of revenues for the quarter ended March 31, 2005 compared to 94% of revenues for 2004. The 3% increase as a percentage of revenues was primarily due to a higher commission rate paid on revenues to secure expanded market penetration. The Company believes that the volume of business generated by new contracts will contribute favorably to the Company's profitability as the contacts and relationships with new casinos mature. The Company expects to be able to reduce its operating costs in the future as a percentage of revenues through the expansion of product offerings and technology applications which will make the overall operations more cost effective.

Income before income taxes was $386,401 and $507,143 for the quarter ended March 31, 2005 and 2004, respectively. This $120,742 reduction represents a 24% reduction year over year. On a fully diluted basis, after-tax net income of $237,601 for first quarter of fiscal year 2005 was 2% of sales or $0.01 per diluted common share, as compared to net income of $304,143 which was 3% of sales or $0.02 per diluted common share for the same prior fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $11,357,021 at March 31, 2005, representing a decrease of 13% from the cash of $13,043,874 at December 31, 2004. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for software development and capital expenditures to be consistent with fiscal year 2004 and expect to spend for fiscal year 2005 approximately $2,000,000, which is consistent with our anticipated growth in operations, infrastructure and personnel. As of March 31, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through the use of operating revenues and private placements proceeds.

The Company anticipates that the cost of compliance with Sarbanes-Oxley sections 302 and 404 will be a material use of operating funds during the coming fiscal year. The cost of compliance is estimated to be $800,000 to $1,000,000. These expenditures will be recorded as period expenses as incurred. In addition, the Company will be upgrading its accounting system, with an estimated cost of $150,000, during the fiscal year 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.

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

OFF-BALANCE SHEET ARRANGEMENTS

We obtain currency to meet the normal operating requirements of our ATMs pursuant to various funding arrangements.

Fidelity Bank Agreement -- In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside the Company's ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (7.75% at March 31, 2005) or 10%, whichever is greater. At both March 31, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the ATMs.

As a result of a cash shortage in our ATMs that we discovered in 2001 the Company issued a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was paid in full April 2004.

Site Funded ATMs -- The Company operates ATMs at certain customer locations where the customer provides the cash required for ATM operational needs. As of March 31, 2005 and December 31, 2004, the Company operated 60 and 55 ATMs, respectively, that were site funded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, collectibility of loans receivable, the lives and continued usefulness of property and equipment and software and contingencies. Due to uncertainties, however, it is at least reasonably possible that management's estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

Competition in the market for cash access products and services is intense, and if we are unable to compete effectively, we could face price reductions and decreased demand for our services.

Some of our current and potential competitors have a number of significant advantages over us, including:

      - commission structures that are more beneficial to gaming establishments than ours;

      -     longer operating histories;

      -     pre-existing relationships with potential customers; and

      - significantly greater financial, marketing and other resources, which allow them to respond more quickly to new or changing opportunities.

In addition, some of our potential competitors have greater name recognition and marketing power.

Furthermore, some of our current competitors have established, and in the future potential competitors may establish, cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

As a result of the intense competition in this industry, we could encounter significant pricing pressures and lose customers. These pricing pressures could result in significantly lower average service charges for our cash access services or higher commissions payable to gaming establishments. We may not be able to offset the effects of any service charge reductions with an increase in the number of customers, cost reductions or otherwise. In addition, the gaming industry is always subject to market consolidation, which could result in increased pricing pressure and additional competition. We believe that the breadth of our offerings, our differentiating technology and the ease of use of our services allow us to provide greater overall value to our customers and therefore to command competitive prices for our cash access services. To the extent that competitive pressures in the future force us to reduce our pricing to establish or maintain relationships with gaming establishments, our revenues could decline.

THE CASH ACCESS INDUSTRY IS SUBJECT TO CHANGE, AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

The demand for our products and services is affected by changing technology, evolving industry standards and the introduction of new products and services. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access services based on emerging financial services and payment methods, which may, for example, be based on stored value cards, Internet-based payment methods or the use of portable consumer devices such as personal digital assistants and cellular telephones, and to enhance our existing products and services on a timely basis to respond to changes in patron preferences and industry standards. We cannot be sure that the products, services or technologies that we choose to develop will achieve market acceptance or obtain any necessary regulatory approval or that products, services or technologies that we choose not to develop will not threaten our market position. If we are unable, for technological or other reasons, to develop new products or services, enhance or sell existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and results of operations may be materially adversely affected.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE A VALUABLE COMPETITIVE ADVANTAGE OR BE FORCED TO INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS.

We utilize technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We do not hold any issued patents, but we have six patent applications pending. At the same time, our products may not be patentable in their entirety or at all. For example, although we currently have six inventions that are the subject of patent applications pending in the United States Patent and Trademark Office, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

We also license various technology and intellectual property rights from third parties. We rely heavily on the maintenance and protection of these technology and intellectual property rights. If our licensors or business partners fail to protect their intellectual property rights in material that we license, the value of our licenses may diminish significantly. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements and misappropriating proprietary information. If we are unable to adequately protect our technology or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for technology from third parties, it could have a material adverse effect on the value of our intellectual property, similar proprietary rights, our reputation, or our results of operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, although we do not believe that our products or services infringe upon the intellectual property rights of third parties, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products and services may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

We have formed relationships with and rely heavily on the services and technology of a number of third-party and affiliated companies and consultants to operate our systems and ensure the integrity of our technology. Although we do not anticipate severing relations with any of these parties, any of these providers may cease providing these services or technology in an efficient, cost-effective manner, or altogether, or be unable to adequately expand their services to meet our needs. In the event of an interruption in, or the cessation of, services or technology by an existing third-party or affiliated provider, we may not be able to make alternative arrangements for the supply of the services or technology that are critical to the operation of our business and this could have a material adverse effect on our business.

OUR PRODUCTS AND SERVICES ARE COMPLEX, DEPEND ON A MYRIAD OF COMPLEX NETWORKS AND TECHNOLOGIES AND MAY BE SUBJECT TO SOFTWARE OR HARDWARE ERRORS OR FAILURES THAT COULD LEAD TO AN INCREASE IN OUR COSTS, REDUCE OUR NET REVENUES OR DAMAGE OUR REPUTATION.

Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. The computer networks that we rely upon in providing our products and services are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

BECAUSE OF OUR DEPENDENCE ON A FEW PROVIDERS, OR IN SOME CASES ONE PROVIDER, FOR SOME OF THE FINANCIAL SERVICES WE OFFER TO PATRONS, THE LOSS OF A PROVIDER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OR OUR FINANCIAL PERFORMANCE.

The loss of our sponsorship by Harris Bank (Cornerstone) into the Visa U.S.A. and MasterCard International card associations could have a material adverse effect on our business. We cannot provide cash access services involving Visa cards and MasterCard cards without sponsorship into the Visa U.S.A. and MasterCard International card associations.

BECAUSE OF OUR DEPENDENCE ON CERTAIN CUSTOMERS, THE LOSS OF A TOP CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY.

The loss or financial hardship experienced by, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors' customers. In addition, our contracts are generally exclusive contracts with three to five year terms. Any failure to renew our significant contracts, or a large number of our contracts, could have a material adverse effect on our business, financial condition and results of operations.

ECONOMIC DOWNTURNS, A DECLINE IN THE POPULARITY OF GAMING OR CHANGES IN THE DEMOGRAPHIC PROFILE OF GAMING PATRONS COULD REDUCE THE NUMBER OF PATRONS THAT USE OUR SERVICES OR THE AMOUNTS OF CASH THAT THEY ACCESS USING OUR SERVICES.

The strength and profitability of our business depends on consumer demand for gaming. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming activities in connection with which we provide our cash access services are discretionary leisure activity expenditures and participation in leisure activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in gaming operations, as consumers spend less in anticipation of a potential economic downturn. Reductions in tourism could also have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer preferences or discretionary consumer spending could harm our business. Gaming competes with other leisure activities as a form of consumer entertainment, and may lose relative popularity as new leisure activities arise or as other existing leisure activities become more popular. The popularity of gaming is also influenced by the social acceptance of gaming, which is dictated by prevailing social mores. To the extent that the popularity of gaming declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.

Aside from the general popularity of gaming, the demographic profile of gaming patrons changes over time. The gaming habits and use of cash access services varies with the demographic profile of gaming patrons. To the extent that the demographic profile of gaming patrons either narrows or migrates towards patrons who use cash access services less frequently or for lesser amounts of cash, the demand for our cash access services may decline and our business may be harmed.

AN UNEXPECTEDLY HIGH LEVEL OF CHARGEBACKS COULD ADVERSELY AFFECT OUR BUSINESS.

When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed by a cardholder or accountholder and if we are unsuccessful in establishing the validity of the transaction, the transaction becomes a chargeback and we may not be able to collect payment for such transaction. We are always subject to the risk of chargebacks, which we manage by employing detailed transaction completion procedures designed to detect and prevent fraudulent transactions. If, in the future, we incur an unexpectedly high level of chargebacks, we may suffer a material adverse effect to our business, financial condition or results of operation.

WE ARE SUBJECT TO EXTENSIVE RULES AND REGULATIONS OF MASTERCARD INTERNATIONAL AND VISA U.S.A., WHICH MAY HARM OUR BUSINESS.

A significant portion of our cash access services are processed as transactions subject to the extensive rules and regulations of the two leading card associations, MasterCard International and Visa U.S.A. From time to time, we receive correspondence from the card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with our sponsoring bank and/or the card associations regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. From time to time we also face technical compliance issues, e.g. the format of data submission files. We expect to continue to face and resolve issues such as these in the ordinary course of business, which we do not believe will result in a material adverse impact on our operations. The card associations modify their rules and regulations from time to time. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to modify the manner in which we operate which may increase our costs, or cease processing certain types of cash access transactions altogether, either of which could have a material negative impact on our business.

CHANGES IN INTERCHANGE RATES MAY AFFECT OUR COSTS OF REVENUES.

We pay credit card associations interchange fees for services they provide in settling transactions routed through their networks. In addition, we pay fees to participate in various ATM or debit networks. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our contracts enable us to pass through to our customers the amount of any increase in interchange or processing fees, but competitive pressures might prevent us from doing so. To the extent that we are unable to pass through to our customers the amount of any increase in interchange or processing fees, our costs of revenues would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL GAMING REGULATION, WHICH MAY HARM OUR BUSINESS.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will not be revoked, suspended or limited or will be renewed. If additional gaming-related regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.

Members of our management team and the beneficial owners of equity interests in our Company must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.

In addition, certain new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or licensing of us, or both. For example, our cashless gaming product must have approval and cannot be used at any location until we receive approval from the appropriate authority in such location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product be approved after testing and review. We cannot assure you that we will obtain any such approvals in the future.

In most jurisdictions in which we do business, we must obtain a non-gaming supplier's or vendor's license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. In some jurisdictions in which we do business, we must obtain a gaming-related supplier's or vendor's license, qualification or approval. If we must obtain a gaming-related supplier's or vendor's license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability of any equity owner, officer, director or key employee of the Company; the termination or disassociation with any equity owner, officer, director or key employee that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the Company.

MANY OF THE FINANCIAL SERVICES THAT WE PROVIDE ARE SUBJECT TO EXTENSIVE RULES AND REGULATIONS, WHICH MAY HARM OUR BUSINESS.

All of our cash access services and customer relationship marketing products and services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. The cash access services we provide are subject to certain recordkeeping and reporting obligations under the Bank Secrecy Act. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers.

If any regulatory authority determines that the manner in which we provide certain cash access services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, we may be forced to modify the manner in which we operate, or cease processing certain types of cash access transactions altogether or pay substantial penalties and fines. In addition, we could be subject to private litigation as a result of these circumstances. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

IF CONSUMER PRIVACY LAWS CHANGE, OR IF WE ARE REQUIRED TO CHANGE OUR BUSINESS PRACTICES, THE VALUE OF OUR CUSTOMER RELATIONSHIP MARKETING PRODUCTS AND SERVICES MAY BE HAMPERED.

Our cash access business depends on our ability to collect and use certain non-public personal information relating to patrons who use our products and services and the transactions they consummate using our products and services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make certain disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to "opt out" of the use of their information for certain purposes. We cannot assure you that regulators reviewing our policies and practices would not require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our cash access products and services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide customer relationship marketing services, Historically, the vast majority of patrons do not exercise their right to "opt out". To the extent that patrons exercise this right, our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and to the extent that such laws are broadened in their application or narrow the types of information that may be collected or used for marketing or certain other purposes or require patrons to "opt-in" to the use of their information for certain purposes, the value of our customer relationship marketing products and services may be hampered.

OUR JOINT DEVELOPMENT ACTIVITIES MAY RESULT IN PRODUCTS THAT ARE NOT COMMERCIALLY SUCCESSFUL OR THAT ARE NOT AVAILABLE IN A TIMELY FASHION.

We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.

In addition to joint development activities, from time to time we consider acquiring additional technologies, products and intellectual property. We periodically enter into discussions with third parties regarding such potential acquisitions. We cannot assure you that we will enter into any such acquisition agreements in the near future or at all. We have no present understanding or agreements with respect to any acquisitions.

WE DEPEND ON OUR KEY PERSONNEL.

We are highly dependent on the involvement of Michael Rumbolz, our Chief Executive Officer, David Clifford, our Chief Financial Officer, Christopher Larson, our Chief Operating Officer, and other members of our senior management team. Other than Mr. Rumbolz and Mr. Clifford, none of our executive officers have employment agreements with us. The loss of Mr. Rumbolz or other members of our senior management team would have a material adverse effect on our business.

Our success depends to a significant degree upon the performance and continued service of key managers involved in the development and marketing of our products and services to gaming establishments. Our future success depends upon our ability to attract, train and retain such personnel. We may need to increase the number of key managers as we further develop our products and services and as we penetrate other geographic markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we cannot be certain that we will be successful in recruiting and retaining such personnel. In addition, employees may leave our company and subsequently compete with us. Our sales efforts are particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments.

Other than Michael Rumbolz, our Chief Executive Officer, David Clifford, our Chief Financial Officer, Zev Kaplin, our in-house legal counsel and Craig Potts, former executive officer, our employees do not sign non-compete agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

ITEM 4. CONTROLS AND PROCEDURES

During the course of their audit of our consolidated financial statements for 2004, and during their review of our unaudited quarterly consolidated financial statements for the quarter ended March 31, 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP (Virchow Krause), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a "material weakness" as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On March 23, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to
(A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our accounting system.

During the performance of the review for the quarter ended March 31, 2005, Virchow Krause and the Company identified additional cut-off and control weaknesses relating to timely processing and collection of settlements due from credit card processors. The deficiencies are considered to be a "material weakness". If not corrected, these cut-off and control weaknesses could result in a material adjustment to future consolidated financial statements of the Company. At the quarter end, no estimate could be made as to the impact, if any, resulting from the identified cut-off and control weaknesses.

Prior to the identification of the deficiencies indicated at year end, we had already undertaken, or are in the process of undertaking, a number of steps to establish a proper control environment, including:

      - contracting with outside SEC consultants to assist in the preparation of year-end and quarter-end analysis and financial statement preparation oversight;

      -     hiring a new Chief Financial Officer effective January 1, 2005;

      -     investing in internal reporting systems;

      -     investing in accounting and reporting systems;

      -     implementing plans to hire additional accounting staff; and

      - in the process of formalizing our internal controls and procedures in accordance with the Securities and Exchange Commission's rules on implementing the internal controls reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of the deficiencies identified during the quarterly review, we are in the process of developing operating procedures to reduce the likelihood of a recurrence of the situation, and we are establishing additional internal review procedures to validate prior transactions and to determine the impact, if any, on the consolidated financial statements of the Company as result of any findings. Based on its past experience, the Company has been able to fully collect all prior balances due from credit card processors through the cooperation of those processors. The Company expects to receive full cooperation from the credit card processors to collect the currently identified prior balances due. Some risk exists in the form of expired authorizations for the prior balances due, however, based on its prior experience, the Company believes that the risk associated with expired authorizations is small and does not require a reserve estimate at this time.

We have discussed our corrective actions and future plans with our Audit Committee and Virchow Krause and, as of the date of this Quarterly Report on Form 10-Q, we believe the actions outlined above will correct the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the quarter ended March 31, 2005 because of the material weaknesses identified above.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of business. During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company's automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company has recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company's claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprises the Company's demand of $412,186 less Dunbar Armored's counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney's fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. The Company received a partial payment of $588,230 in April 2005 of the receivable of $646,868 at March 31, 2005. Although recovery of the remaining receivable of $58,638 for additional legal fees is not certain, based on representations from the Company's legal counsel, the Company believes it is likely and, as such, has not recorded any allowance against this amount at March 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2005, a total of 88,000 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 73,167 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

During the three months ended March 31, 2005, 85,000 five-year warrants were exercised for cash of $180,000 at a weighted average exercise price of $2.12 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of Cash Systems, Inc. during the three months ended March 31, 2005. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company's overall strategy to prudently allocate resources to enhance shareholder value.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                                                     DESCRIPTION
-------         ------------------------------------------------------------------------------------------------
3.1             Amended and Restated Certificate of Incorporation of the Registrants -- incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A filed on January
                6,  2004

3.2             Amended and Restated Bylaws of the Registrant -- incorporated by reference to Exhibit 3 to the
                Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1            2005 Equity Incentive Plan - incorporated by reference to the Registrant's Proxy Statement filed
                May 2, 2005**

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

=============
*     filed herewith

**    management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASH SYSTEMS, INC.

DATE:   May 23, 2005                         /s/ Michael D. Rumbolz
                                             ---------------------------
                                             Michael D. Rumbolz
                                             Chief Executive Officer
                                             (principal executive officer)

DATE:   May 23, 2005                         /s/ David S. Clifford
                                             ---------------------------
                                             David S. Clifford
                                             Chief Financial Officer
                                             (principal financial officer)

                                  EXHIBIT INDEX
                               CASH SYSTEMS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

EXHIBIT
NUMBER                                                     DESCRIPTION
-------         ------------------------------------------------------------------------------------------------
3.1             Amended and Restated Certificate of Incorporation of the Registrants -- incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A filed on January
                6,  2004
3.2
                Amended and Restated Bylaws of the Registrant -- incorporated by reference to Exhibit 3 to the
                Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1            2005 Equity Incentive Plan - incorporated by reference to the Registrant's Proxy Statement filed
                May 2, 2005**

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

=============
*     filed herewith

**    management contract or compensatory plan