Form 10-Q
period 2005-06-30
CASH SYSTEMS INC
filed 2005-08-15
CIK 861050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-31955
CASH SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	87-0398535
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
3201 West County Road 42, Suite 106, Burnsville, MN 55306
(Address of principal executive offices, Zip code)
(952) 895-8399
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐
As of August 10, 2005, there were 16,635,738 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2005

PART I. Financial Information
Item 1. Unaudited Consolidated Financial Statements.
CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$15,443,725	$13,043,874
Due from related party	83,675	183,560
Current portion of prepaid commissions	494,434	348,601
Current portion of loans receivable	2,147,359	1,849,420
Other receivables	—	645,006
Deferred income taxes	1,738,000	336,000
Settlements due from credit card processors, net of allowance of $1,558,000 and $0, respectively	1,069,722	1,889,856
Other current assets	3,535,307	2,638,759

Total Current Assets	24,512,222	20,935,076

PROPERTY AND EQUIPMENT, NET	4,750,481	3,373,170

OTHER ASSETS
Long-term prepaid commissions, net of current portion	349,527	523,827
Long-term loans receivable, net of current portion	79,904	350,835

Total Other Assets	429,431	874,662

TOTAL ASSETS	$29,692,134	$25,182,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$7,177,555	$3,331,381
Accounts payable — trade	661,055	436,322
Credit card cash advance fees payable	818,177	655,036
ATM commissions payable	902,713	629,328
Credit card chargebacks payable	80,000	80,000
Check cashing commissions payable	118,362	102,801
Due to related party	—	211,846
Other accrued expenses	318,331	197,869

Total Current Liabilities	10,076,193	5,644,583

LONG-TERM LIABILITIES
Deferred income taxes	1,026,000	797,000

Total Liabilities	11,102,193	6,441,583

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 16,635,738 and 16,173,445 shares issued and outstanding	16,637	16,173
Additional paid-in capital	18,117,292	16,838,356
Retained earnings	456,012	1,886,796

Total Stockholders’ Equity	18,589,941	18,741,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,692,134	$25,182,908

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Commissions on credit card cash advances, ATMs and check cashing services	$16,036,555	$11,840,293	$29,686,868	$22,846,927

Operating expenses
Commissions	7,788,440	5,663,557	14,544,912	10,812,776
Processing costs	4,619,875	2,126,273	7,127,478	4,234,488
Check cashing costs	1,755,308	654,171	2,656,607	1,273,164
Armored carrier services	128,880	95,931	244,138	200,210
Payroll, benefits and related taxes	1,916,467	1,324,665	3,503,163	2,530,262
Professional fees	794,050	154,805	1,035,815	365,680
Compensation expense related to warrants and options	—	23,196	—	68,180
Other	1,403,138	639,665	2,205,493	1,470,797
Depreciation and amortization	316,904	125,494	600,136	250,988

Total operating expenses	18,723,062	10,807,757	31,917,742	21,206,545

Income (loss) from operations	(2,686,507)	1,032,536	(2,230,874)	1,640,382

Other income (expense)
Interest expense	(115,817)	(46,853)	(224,234)	(147,651)
Interest income	89,539	1,161	128,724	1,256

Total other income (expense)	(26,278)	(45,692)	(95,510)	(146,395)

Income (loss) before income taxes	(2,712,785)	986,844	(2,326,384)	1,493,987

Provision for (benefit from) income taxes	(1,044,400)	395,000	(895,600)	598,000

Net income (loss)	$(1,668,385)	$591,844	$(1,430,784)	$895,987

Net income (loss) per common share:
Basic	$(0.10)	$0.04	$(0.09)	$0.06

Diluted	$(0.10)	$0.04	$(0.09)	$0.06

Weighted average common shares outstanding:
Basic	16,527,573	15,396,353	16,434,676	14,408,792

Diluted	16,527,573	16,487,811	16,434,676	15,620,035

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,430,784)	$895,987
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	600,136	250,988
Compensation expense related to non-employee stock options	—	68,180
Tax benefit associated with employee stock option exercises	390,000	—
Deferred income taxes	(1,173,000)	36,000
Allowance for uncollectible settlements due from credit card processors	1,558,000	—
Interest receivable on loans receivable	(107,088)	—
Changes in operating assets and liabilities:
Due from related party	99,885	25,000
Prepaid commissions	(145,833)	(736,363)
Other receivables	645,006	(10,904)
Settlements due from credit card processors, net	(737,866)	—
Other current assets	(896,548)	(207,510)
Long-term prepaid commissions	174,300	—
Long-term receivable	—	453,295
Accounts payable — trade	224,733	(1,320,000)
Credit card cash advance fees payable	163,141	47,917
ATM commissions payable	273,385	154,173
Credit card chargebacks payable	—	27,661
Check cashing commissions payable	15,561	45,416
Due to related party	(211,846)	—
Other accrued expenses	120,462	486,674

Cash flows provided from (used in) operating activities	(438,356)	216,514

Cash flows from investing activities:
Purchases of property and equipment	(1,977,447)	(849,247)
Loans receivable, net	80,080	—

Cash flows used in investing activities	(1,897,367)	(849,247)

Cash flows from financing activities:
Checks issued in excess of cash in bank	3,846,174	(686,118)
Payments on long-term debt	—	(713,035)
Issuance of common stock, net of expenses	—	11,357,715
Exercise of stock options	698,500	78,000
Exercise of warrants	190,900	48,000

Cash flows provided by financing activities	4,735,574	10,084,562

Increase in cash	2,399,851	9,451,829

Cash, beginning of period	13,043,874	3,035,747

Cash, end of period	$15,443,725	$12,487,576

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount	$216,080	$176,971

Cash received from income taxes	$609,322	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of other current assets to proceeds from issuance of common stock	$—	$11,604

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
1.	BUSINESS AND BASIS OF PRESENTATION
Cash Systems Inc. (the “Company” or “CSI”) provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals and check cashing transactions.
The accompanying unaudited consolidated financial statements include the accounts of CSI and its consolidated subsidiaries: Cash Systems of Canada, Inc.; Cash Systems Mexico I, LLC; Cash Systems Mexico II, LLC; and Cash Access México, S. de R.L. de C.V. None of the subsidiaries of the Company have current business activity, but have been established in anticipation of future business operations.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation— The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company and are unaudited. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation— The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission.
ATM Funding Agreement—The Company obtains some of the cash required to operate its ATMs through an ATM Funding Agreement described in Note 3. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by CSI. Therefore, these amounts have been excluded from the unaudited consolidated balance sheets.
Income Taxes— Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to depreciation and accrued expenses not currently deductible.
Internally Developed Software— Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three and six months ended June 30, 2005 and 2004, the Company capitalized $233,343, $144,568, $748,653 and $396,075 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $62,300 and $13,722 for the three months ended June 30, 2005 and 2004, respectively, and $124,481 and $27,444 for the six months ended June 30, 2005 and 2004, respectively.
Cash Concentrations— Bank balances exceeded federally insured levels during the three months and six months ended June 30, 2005 and 2004 and exceeded federally insured levels at June 30, 2005 and December 31, 2004.

Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of June 30, 2005 and December 31, 2004.
Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Significant estimates incorporated in the unaudited consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.
Recently Issued Accounting Standards— In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supersedes Opinion 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123 (R) on January 1, 2006. The adoption of FAS 123(R)’s fair value method is expected to have an impact on our results of operations of approximately $1,450,000, net of tax, in fiscal 2006 though it will have no impact on our overall financial position.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.
Loans Receivable—The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the advances were reviewed with and approved by the Company’s board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, would be recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated.
Prepaid Commissions—The Company has advanced commissions relating to service contracts. The advances were initiated and authorized by management. The prepaid commissions are tied to the service contracts and are amortized or deducted against commissions earned pursuant to those contracts over the term of the contracts. In the event that the contracts are terminated early, which is not anticipated, the prepaid commission would be returned to the Company. The collectibility of individual prepaid commissions is reviewed throughout the life of the contract and a reserve, if required, would be recorded for the commission. Management believes that the prepaid commissions recorded on the consolidated financial statements as presented are properly stated.
Settlements due from credit card processors—In the credit/debit card cash advance transactions provided by CSI, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by the Company. CSI receives reimbursement from the patron’s credit/debit card issuer for the transaction in an amount equal to the check issued to the patron plus the cash advance fee charged to the patron. Any reimbursements not received in the normal course of business and requiring additional administrative follow-up are included within the settlements due from credit card processors receivable balance on the unaudited consolidated balance sheets. The Company believes that it is at least possible that certain balances due from credit card processors may become uncollectible in the normal course of business. The amounts deemed uncollectible can relate to current or previously reported accounting periods; however, the impact on prior accounting periods cannot be determined. As of June 30, 2005, the Company established an allowance for uncollectible settlements due from credit card processors in the amount of $1,558,000 which has been reflected as a reduction in the balance due from credit card processors on the financial statements. No allowances have been recorded in prior periods, although a portion of the allowance recorded as of June 30, 2005 could relate to current and previously reported accounting periods.
Revenue Recognition—The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company’s results of operations. The Company follows the guidance of Staff

Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. Credit card cash advance fees, ATM fees and check cashing commissions are reported as commission income on the statement of operations. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. We evaluate our commissions revenue streams for proper timing of revenue recognition.
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
The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
Segment Reporting—A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Revenues from customers are from a similar customer base, mainly at casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.
Reclassifications—Certain reclassifications have been made in the prior period unaudited consolidated financial statements to conform to the presentation used at and for the three and six months ended June 30, 2005 and 2004. These reclassifications had no effect on the Company’s consolidated net income.
Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.
Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$(1,668,385)	$591,844	$(1,430,784)	$895,987
Pro forma	$(1,868,486)	$541,860	$(2,169,274)	$145,004

Basic earnings (loss) per common share:
As reported	$(0.10)	$0.04	$(0.09)	$0.06
Pro forma	$(0.11)	$0.04	$(0.13)	$0.01

Diluted earnings (loss) per common share:
As reported	$(0.10)	$0.04	$(0.09)	$0.06
Pro forma	$(0.11)	$0.03	$(0.13)	$0.01

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$200,101	$49,984	$738,490	$750,983
In determining the compensation cost of the options granted during the three and six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Risk-fee interest rate	4.12%	N/A	4.05%	4.0%
Expected life of options granted	6.5 years	N/A	6.5 years	10 years
Expected volatility	64.08%	N/A	64.22%	103.6%
Expected dividend yield	0%	N/A	0%	0%
Net Income (Loss) Per Common Share—Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.
The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share — basic, and net income (loss) per common share — diluted, for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted shares of common stock outstanding — basic	16,527,573	15,396,353	16,434,676	14,408,792
Weighted shares of common stock assumed upon exercise of stock options and warrants	—	1,091,458	—	1,211,243

Weighted shares of common stock outstanding — diluted	16,527,573	16,487,811	16,434,676	15,620,035

3.	ATM FUNDING AGREEMENT
Fidelity Bank Agreement—In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its automatic teller machines. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (8.25% at June 30, 2005) or 10%, whichever is greater. At June 30, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.
Site Funded ATMs— The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of June 30, 2005 and December 31, 2004, the Company operated 75 and 55 ATMs, respectively, that were site funded.
4.	OTHER CURRENT ASSETS
Other current assets consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Receivable from casinos	$2,000,741	$521,048
Income taxes receivable	366,215	862,937
Prepaid expenses	103,270	161,636
Receivable for check guarantees	360,246	695,229
Holdback reserve from credit card processor	—	255,778
Other receivables	704,835	142,131

Total other current assets	$3,535,307	$2,638,759

Receivable from casinos—At two casinos, the Company purchases funds used in the replenishment of its cage operations and ATM’s. Timing differences between payment for funds and receipt of funds has resulted in a receivable from casinos. In addition, at one casino, the Company funds the ATM machines for the casino and has established a receivable from the casino for advanced funds.
Receivable for check guarantees—The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection. In addition to the third party guaranteed transactions, the Company was self-guaranteeing the remaining 5% of funds paid on personal checks cashed at various casino locations. At December 31, 2004, the Company established an allowance for uncollectible accounts relating to the self-guaranteed checks in the amount of $70,000. No additional reserve is required as of June 30, 2005.
Holdback reserve from credit card processor—The Company recorded a receivable for money due from one of its former credit card processors that the processor had held in reserve for final processing of transactions for the Company. The Company received payment for the holdback reserve during the three months ended March 31, 2005.
5.	LOANS RECEIVABLE
During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and 51% of the stock of that company. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005. The balance outstanding as of June 30, 2005 was $597,213, including interest.
During August 2004, the Company sold machines to a customer and entered into a loan receivable with the customer for $242,000. This loan receivable bears interest at 8%, is collateralized by the machines and is due May 2006. The balance outstanding as of June 30, 2005 was $112,192.

During December 2004, the Company entered into an unsecured loan receivable with a casino operator in advance of a service contract in the amount of $232,000. This loan receivable bears interest at 5% with monthly payments beginning April 2005 with a maturity of September 2007. The advance was originally a prepaid commission until the underlying contract was cancelled and the prepaid commission was then converted to a note receivable. At the end of March 2005, the note was assumed by a former executive of the Company in exchange for an outstanding commitment by the Company relating to the overpayment for stock options exercised by the former executive during fiscal year 2004. As of March 31, 2005, the loan receivable was no longer outstanding.
During December 2004, the Company advanced $1,000,000 to a casino developer on a collateralized basis under a loan receivable. This loan receivable bears interest at 8% and is collateralized by substantially all of the assets of the developer. The loan receivable had an original maturity date of March 1, 2005 which was extended by the Company under written agreement to April 30, 2005 and subsequently to May 31, 2005. The casino developer is in default under the advance and the Company has made demand for repayment. As a result of the default, the loan receivable bears interest at 16% back to the date of origination. The balance outstanding as of June 30, 2005 and December 31, 2004 was $1,093,869 and $1,005,479, respectively, including interest.
During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of automated teller machines. Twenty five percent of the loan was re-paid (approximately $101,000 in April 2005) upon placement of the order for the ATM’s, an additional twenty five percent of the loan is due upon installation of the last ATM at the ATM sites, and the remaining balance is due during the 36 month period following the final installation. The balance outstanding as of June 30, 2005 was $226,610.
During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At June 30, 2005 and December 31, 2004, the remaining balance was $197,377 and $334,961, respectively, including interest.
Total outstanding loans receivable at June 30, 2005 and December 31, 2004 was $2,227,263 and $2,200,255, respectively, which includes interest receivable of $123,382 and $16,294, respectively.
6.	CHECKS ISSUED IN EXCESS OF CASH IN BANK
The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
7.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings—During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company’s automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company’s claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprised the Company’s demand of $412,186 less Dunbar Armored’s counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney’s fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. The Company has received full payment for its damages and costs awarded in this case as of June 30, 2005.
The Company is also involved in other legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Letter of Credit—The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit was renewed in June 2005.

8.	RELATED PARTY TRANSACTIONS
The Company established a liability in the amount of $211,846 at December 31, 2004 relating to an overpayment upon the exercise of stock options by the former Chief Executive Officer of the Company, net of the costs incurred by the Company in assisting him in a private sale of his equity position. At the end of March 2005, the former executive assumed a loan receivable from the Company (see note 5) in exchange for a portion of this obligation of the Company. As of June 30, 2005, the net balance due from this former executive was $55,217.
Through December 31, 2004, the Company was party to an agreement with Progressive Management Solutions, Inc. (“Progressive”). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, resigned his position as Vice President and became a regional independent sales representative to the Company. Under the agreement, the Company granted Progressive the exclusive right to use equipment and services acquired from the Company, to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard. In exchange for these rights, the Company received a 0.5% fee for all transactions processed by Progressive. The Company paid Progressive $0, $45,570, $0 and $147,051 for the three and six months ended June 30, 2005 and 2004, respectively, in connection with this agreement. These payments were net of the 0.5% fee received by the Company. As of March 31, 2005, Progressive owed the Company $183,560 for processing for services provided by the Company. Since March 31, 20005, the Company has offset the balance owed from Progressive by $155,102 related to commissions and chargebacks otherwise payable to Progressive. The outstanding balance owed as of June 30, 2005 amounted to $28,458. The Company believes the terms of its arrangement with Progressive were comparable to those that would be offered to an independent third party.
9.	EQUITY TRANSACTIONS
During the six months ended June 30, 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 93,593 shares.
During the six months ended June 30, 2005, 90,450 five-year warrants were exercised for cash of $190,900 at a weighted average exercise price of $2.11 per share.
During the six months ended June 30, 2005, 278,250 options were exercised for cash of $698,500 at a weighted average exercise price of $2.51.
In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first six months of 2005, the Company did not repurchase any equity securities.
10.	INCOME TAXES
At June 30, 2005, the federal and state net operating loss carryforwards were $4,600,000 and $1,200,000, respectively. The Company recorded a provision for (benefit from) income taxes of ($1,044,400), $395,000, ($895,600) and $598,000 for the three and six months ended June 30, 2005 and 2004, respectively.
11.	DEFERRED INCOME TAXES
The Company’s deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company’s deferred tax asset as of June 30, 2005 and December 31, 2004 was $1,738,000 and $336,000, respectively. The deferred tax liability as of June 30, 2005 and December 31, 2004 was $1,026,000 and $797,000 respectively.
During the first half of 2005, the Company recorded a tax benefit of $390,000 which relates to compensation expense from the exercise of stock options for tax purposes in excess of amounts recognized for financial reporting purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our plans with respect to the development of products and services and our plans to obtain regulatory approvals with respect to such products and services; our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; our expectation that we will be able to pass increased interchange and processing costs on to our customers through increased surcharges or reduced commissions; our expected provision for taxes for future periods; our expectation that our cash advance business will grow; our belief that our cash flows from operations will be adequate to continue our operations and meet our working capital and capital expenditure needs for the next twelve months; the possibility of seeking additional financing through bank borrowings or debt or equity financings, if necessary; our anticipation that we will not sever relations with our technology partners; our belief that revenues from our top customers will continue to be a substantial percentage of our revenue in the future; our belief that we will face and resolve compliance issues with credit card associations without a material adverse effect on our operations; and our expectation of engaging in joint development projects in the future.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: the failure of the Company to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrower additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our cash access services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which result in our decision to sever our relationships them; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.
The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the Company’s other filings with the Securities and Exchange Commission (SEC), including our Forms 10-KSB and Forms 8-K.
Overview
Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions (collectively, “Cash Access Services”) to the casino industry. These products are the primary means by which casinos make cash available to gaming customers. During the first two quarters of 2005, we processed approximately $1 billion in ATM, cash advance and check cashing transactions. Cash Systems also provides casino clients with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to customers. Presently, our Cash Access Services are utilized at over 160 gaming and retail locations nationwide.
Cash Systems provides its customers with a wide array of ATM services. First, it offers a turn-key solution where we provide ATMs, cash necessary to operate the ATMs, transaction processing and ATM maintenance. In that case, Cash Systems’ customers would have very little involvement with operation of the ATMs. Some of these turn-key functions, such as transaction processing and maintenance, are performed by third parties. The second option would include Cash Systems performing one or a combination of the above services. For example, it is common for a customer to provide its own ATMs and ATM cash, while Cash Systems provides transaction processing and maintenance. Cash Systems has developed an “All-In-1 ATM” which allows casino patrons to initiate a credit or debit card transaction at an ATM in addition to a traditional ATM transaction. This convenient feature provides casino patrons greater access to cash which leads to more cash in play at casinos.
Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions) through the use of our software and equipment. With the Company’s traditional cash advance system, gaming patrons visit a Cash Systems kiosk located on the casino floor which houses a point-of-sale (“POS”) terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver’s license. A cage cashier will swipe the credit/debit card and driver’s license in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with two options in order to obtain the customer’s address, driver’s license and telephone number, which must be imprinted on each check. The first option is to swipe the customer’s driver’s license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Cash Systems’ check payable to the customer. The cashier will give the customer cash in the amount requested, less fees, after he/she endorses the Cash Systems’ check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer’s credit card. This transaction can be accomplished without the gaming customer using a personal identification number (“PIN”). For credit card advances, customers pay a service charge typically between 6%-7%.
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
During 2004, the Company entered into several strategic alliances which include Certegy, TDN Money Systems and Progressive Gaming International. These alliances have allowed the Company to expand its product offerings and enter into markets not previously serviced by the Company. In the first half of 2005, the Company, under the direction of the new Chief Executive Officer, continued to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.
Effective January 1, 2005, the Company hired Michael Rumbolz as its new Chief Executive Officer and Chairman of the Board and David Clifford as its new Chief Financial Officer. Christopher Larson, one of our original founders, has taken on the role of the Company’s Chief Operating Officer. The Company believes that this reorganization has better positioned the Company to build on its previous success.
Three months ended June 30, 2005 compared to June 30, 2004
Revenues for the quarter ended June 30, 2005 were $16,036,555 compared to $11,840,293 for the same period in 2004. The $4,196,262 increase represents a 35% increase in 2005 revenues over 2004 revenues and is due to the continued expansion of products and services to additional gaming operations. Our ability to expand and win business relationships is based on the Company’s focus on technology and superior service. The Company expects to be successful in its bids to win new contracts and to expand offerings under existing contracts.
Operating expenses for the quarter ended June 30, 2005 were $18,723,062 compared to $10,807,757 for 2004. The $7,915,305 increase represents a 73% increase in operating expenses and was due in part to the expenditure of nearly $800,000 in professional fees relating to the Sarbanes Oxley 404 compliance efforts, the expansion of contract information technology management and the build out of the accounting and finance infrastructure. The use of outside consultants has resulted in the development of a stronger internal control environment and has enabled the Company to develop more comprehensive accounting and finance procedures and financial reporting. In addition, the Company established an allowance for uncollectible settlements due from credit card processors in the amount of $1,558,000 which has been reflected as an offset to the balance due from credit card processors in the financial statements and reflected as an increase in processing costs. Due to the large volume of transactions processed by the Company on a quarterly and annual basis, the Company believes that establishing an allowance for collectibility is a sound accounting practice and, although significant to the current period financial statements, is a reasonable business decision. The Company also experienced a current period charge relating to self-guaranteed check cashing operations that resulted in the recognition of approximately $300,000 in bad debt expense reflected in check cashing costs for the quarter. Payroll and related costs were also increased by nearly $600,000 resulting from the expansion of booth operations and the expansion of executive and administrative staff to support the expanded business operations. The Company believes that as the infrastructure is fully developed to support the Company, that there will be less reliance on outside professional services, including expenditures for Sarbanes Oxley compliance work. The Company expects to be able to leverage its operating costs in the future through the expansion of product offerings and technology applications which will make the overall operations more cost effective.
On a fully diluted basis, after-tax net loss of ($1,668,385) for second quarter of fiscal year 2005 was (10.4%) of sales or ($0.10) per diluted common share, as compared to net income of $591,844 which was 5% of sales or $0.04 per diluted common share for the same prior fiscal year period.
Six months ended June 30, 2005 compared to June 30, 2004
Revenues for the six months ended June 30, 2005 were $29,686,868 compared to $22,846,927 for the same period in 2004. The $6,839,941 increase was a 30% increase in 2005 revenues compared to 2004 revenues. As noted for the current quarter results, this increase is due to the continued expansion of products and services to additional gaming operations.
Operating expenses for the six months ended June 30, 2005 were $31,917,742 compared to $21,206,545 for 2004. The $10,711,197 increase is a 51% increase in operating expenses and was primarily due to adjustments reflected in current quarter operating results as described above along with the cumulative year to date impact of these expenditures and allowances. Most notable was the impact of the expenditure of over $1,000,000 in professional fees relating to the Sarbanes Oxley 404 compliance efforts, the expansion of contract information technology management and the build out of the accounting and finance infrastructure. In addition, the establishment of the allowance for uncollectible settlements due from credit card processors in the amount of $1,558,000 increased processing costs as reported in the financial statements. The year to date increase in payroll and related costs was nearly $1,000,000 resulting from the expansion of booth operations and the expansion of executive and administrative staff to support the expanded business operations. The Company believes that as the infrastructure is fully developed to support the Company, that there will be a lesser reliance on outside professional services, including expenditures for Sarbanes Oxley compliance work. The Company expects to be able to leverage its operating costs in the future through the expansion of product offerings and technology applications which will make the overall operations more cost effective.
On a fully diluted basis, year to date after-tax net loss of ($1,430,784) for the six months of fiscal year 2005 was (2.2%) of sales or ($0.09) per diluted common share, as compared to net income of $895,987 which was 4% of sales or $0.06 per diluted common share for the same prior fiscal year period.
Liquidity and Capital Resources
Cash was $15,443,725 at June 30, 2005, representing an increase of 18% from the cash of $13,043,874 at December 31, 2004. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for software development and capital expenditures to be consistent with fiscal year 2004 and expect to spend for fiscal year 2005 approximately $2,000,000, which is consistent with our anticipated growth in operations, infrastructure and personnel. As of June 30, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through the use of operating revenues and private placements proceeds.
The Company anticipates that the cost of compliance with Sarbanes-Oxley sections 302 and 404 will be a material use of operating funds during the coming fiscal year. The cost of compliance is estimated to be $1,600,000. These expenditures will be recorded as period expenses as incurred. In addition, the Company has upgraded its accounting system, with a cost of $150,000, during fiscal year 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.
The Company may consider the using debt or additional equity funding for strategic acquisitions. However, there can be no assurance that debt or additional equity funding will be available on terms acceptable to us or on any terms whatsoever.
Off-Balance Sheet Arrangements
We obtain currency to meet the normal operating requirements of our ATMs pursuant to various funding arrangements.
Fidelity Bank Agreement—In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside the Company’s ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (8.25% at June 30, 2005) or 10%, whichever is greater. At both June 30, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the ATMs.
As a result of a cash shortage in our ATMs that we discovered in 2001 the Company issued a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was paid in full April 2004.
Site Funded ATMs— The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of June 30, 2005 and December 31, 2004, the Company operated 75 and 55 ATMs, respectively, that were site funded.
Critical Accounting Policies and Estimates
Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for settlements due from credit card processors, collectibility of loans receivable, the lives and continued usefulness of property and equipment and software and contingencies. Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
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

Some of our current and potential competitors have a number of significant advantages over us, including:
•	commission structures that are more beneficial to gaming establishments than ours;

•	longer operating histories;

•	pre-existing relationships with potential customers; and

•	significantly greater financial, marketing and other resources, which allow them to respond more quickly to new or changing opportunities.
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
The loss or financial hardship experienced by, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers. In addition, our contracts are generally exclusive contracts with three to five year terms. Any failure to renew our significant contracts, or a large number of our contracts, could have a material adverse effect on our business, financial condition and results of operations.

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
In most jurisdictions in which we do business, we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. In some jurisdictions in which we do business, we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval. If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability of any equity owner, officer, director or key employee of the Company; the termination or disassociation with any equity owner, officer, director or key employee that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the Company.
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
Our cash access business depends on our ability to collect and use certain non-public personal information relating to patrons who use our products and services and the transactions they consummate using our products and services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make certain disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. We cannot assure you that regulators reviewing our policies and practices would not require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our cash access products and services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide customer relationship marketing services, Historically, the vast majority of patrons do not exercise their right to “opt out”. To the extent that patrons exercise this right, our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and to the extent that such laws are broadened in their application or narrow the types of information that may be collected or used for marketing or certain other purposes or require patrons to “opt-in” to the use of their information for certain purposes, the value of our customer relationship marketing products and services may be hampered.
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
Other than Michael Rumbolz, our Chief Executive Officer, David Clifford, our Chief Financial Officer, Zev Kaplan, our in-house legal counsel and Craig Potts, former executive officer, our employees do not sign non-compete agreements.

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
ITEM 4. CONTROLS AND PROCEDURES
During the course of their audit of our consolidated financial statements for 2004, and during their review of our unaudited quarterly consolidated financial statements for the quarters ended March 31, 2005 and June 30, 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP (“Virchow Krause”), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On March 23, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our accounting system.
During the performance of the review for the quarter ended March 31, 2005, Virchow Krause and the Company identified additional cut-off and control weaknesses relating to timely processing and collection of settlements due from credit card processors. The deficiencies are considered to be a “material weakness”. If not corrected, these cut-off and control weaknesses could result in a material adjustment to future consolidated financial statements of the Company. At the quarter end, the Company has established an allowance for uncollectible settlements due from credit card processors in the amount of $1,600,000. Prior to the identification of the deficiencies indicated at year end, we had already undertaken, or are in the process of undertaking, a number of steps to establish a proper control environment, including:
•	contracting with outside SEC consultants to assist in the preparation of year-end and quarter-end analysis and financial statement preparation oversight;

•	hiring a new Chief Financial Officer effective January 1, 2005;

•	investing in internal reporting systems;

•	investing in accounting and reporting systems;

•	implementing plans to hire additional accounting staff; and

•	in the process of formalizing our internal controls and procedures in accordance with the Securities and Exchange Commission’s rules on implementing the internal controls reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002.
As a result of the deficiencies identified during the quarterly review, we are in the process of developing operating procedures to reduce the likelihood of a recurrence of the situation, and we are establishing additional internal review procedures to validate prior transactions and to determine the impact, if any, on the consolidated financial statements of the Company as result of any findings. Based on its past experience, the Company has been able to fully collect all prior balances due from credit card processors through the cooperation of those processors. The Company expects to receive full cooperation from the credit card processors to collect the currently identified prior balances due. However, as of June 30, 2005, the Company established an allowance for uncollectible settlements due from credit card processors in the amount of $1,558,000 which has been reflected as a reduction in the balance due from credit card processors on the financial statements. No allowances have been recorded in prior periods, although a portion of the allowance recorded as of June 30, 2005 could relate to current and previously reported accounting periods.
We have discussed our corrective actions and future plans with our Audit Committee and Virchow Krause and, as of the date of this Quarterly Report on Form 10-Q, we believe the actions outlined above will correct the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the quarter ended June 30, 2005 because of the material weaknesses identified above.
We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management in consultation with an independent third party consulting firm. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite our efforts related to our Section 404 assessment, we cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we will do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations by the filing deadline for our Annual Report on Form 10-K for 2005.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all failure of persons with the Company to report material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company’s automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company recorded the receivable related to the cash shortage and legal fees pertaining to the suit. The Company’s claims against the insurance company were subsequently dismissed. However, following a June 2003 jury trial in which the Company was awarded damages for each of its claims, the Hennepin County District Court entered a judgment in favor of the Company in the amount of $379,583, which comprised the Company’s demand of $412,186 less Dunbar Armored’s counterclaim of $32,603. In November 2003, the court awarded the Company $207,345 in attorney’s fees, costs and disbursements and pre-judgment interest. Defendant Dunbar subsequently filed an appeal, which was rejected in February 2005. The Company has received full payment for its damages and costs awarded in this case as of June 30, 2005.
The Company is also involved in other legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 93,593 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
During the six months ended June 30, 2005, 90,450 five-year warrants were exercised for cash of $190,900 at a weighted average exercise price of $2.11 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Issuer Repurchases of Equity Securities
We did not repurchase any equity securities of Cash Systems, Inc. during the six months ended June 30, 2005. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Cash Systems, Inc. Annual Meeting of Shareholders was held on June 15, 2005. There were 16,487,609 outstanding shares of common stock on the record date for the Annual Meeting; 13,475,953, or 81.73%, of the outstanding shares were represented in person or by proxy at the Annual Meeting. The results of the vote of shareholders are shown below.

	In Favor	Against	Abstain

To set the number of members of the Board of Directors at six (6).	13,107,111	32,440	12,910
To elect six (6) directors of the company for the ensuing year.

	Number of Shares
Director-Nominee	For	Withheld

Michael D. Rumbolz	11,890,084	1,226,277
Christopher D. Larson	11,890,084	1,226,277
Patrick R. Cruzen	13,073,361	43,000
Gordon T. Graves	13,073,361	43,000
Donald D. Snyder	13,073,361	43,000
Patricia W. Becker	13,073,361	43,000

	In Favor	Against	Abstain

To approve the Company’s 2005 Equity Incentive Plan.	8,021,365	1,197,196	13,600

To ratify the appointment of Virchow, Krause & Company LLP as independent certified public accountants for the year ending December 31, 2005	13,072,203	32,058	12,100

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrants—incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A filed on January 6, 2004

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1*	Executive Employment Agreement, dated June 6, 2005, with John Glaser**

10.2*	Form of Nonqualified Stock Option Agreement under 2005 Equity Incentive Plan**

10.3*	Form of Incentive Stock Option Agreement under 2005 Equity Incentive Plan**

10.4*	Form of Nonqualified Stock Option Agreement under 2001 Stock Option Plan**

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	management contract or compensatory plan
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
DATE: August 15, 2005	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)

DATE: August 15, 2005	/s/ David S. Clifford
David S. Clifford
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrants—incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A filed on January 6, 2004

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1*	Executive Employment Agreement, dated June 6, 2005, with John Glaser**

10.2*	Form of Nonqualified Stock Option Agreement under 2005 Equity Incentive Plan**

10.3*	Form of Incentive Stock Option Agreement under 2005 Equity Incentive Plan**

10.4*	Form of Nonqualified Stock Option Agreement under 2001 Stock Option Plan**

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	management contract or compensatory plan