Form 10-Q
period 2005-09-30
CASH SYSTEMS INC
filed 2005-11-14
CIK 861050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31955

CASH SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	87-0398535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7350 Dean Martin Drive, Suite 309, Las Vegas, NV, 89139
(Address of principal executive offices, Zip code)

(702) 987-7169
(Issuer’s telephone number)
_________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐   No   ☒

As of November 10, 2005, there were 16,876,738 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2005

PART I. Financial Information
Item 1. Unaudited Consolidated Financial Statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$20,441,677	$13,043,874
Due from related party	54,603	183,560
Current portion of prepaid commissions	450,685	348,601
Current portion of loans receivable	1,148,236	1,849,420
Other receivables	—	645,006
Deferred income taxes	1,789,000	336,000
Settlements due from credit card processors, net of allowance of $1,558,000 and $0, respectively	871,458	1,889,856
Other current assets	3,336,921	2,638,759
Total Current Assets	28,092,580	20,935,076

PROPERTY AND EQUIPMENT, NET	4,926,030	3,373,170

OTHER ASSETS
Long-term prepaid commissions, net of current portion	262,376	523,827
Long-term loans receivable, net of current portion	60,229	350,835
Total Other Assets	322,605	874,662

TOTAL ASSETS	$33,341,215	$25,182,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$9,771,303	$3,331,381
Accounts payable - trade	889,431	436,322
Credit card cash advance fees payable	839,579	655,036
ATM commissions payable	1,019,951	629,328
Credit card chargebacks payable	231,914	80,000
Check cashing commissions payable	119,143	102,801
Due to related party	—	211,846
Other accrued expenses	286,032	197,869
Total Current Liabilities	13,157,353	5,644,583

LONG-TERM LIABILITIES
Deferred income taxes	1,012,000	797,000
Total Liabilities	14,169,353	6,441,583

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 16,876,738 and 16,173,445 shares issued and outstanding	16,877	16,173
Additional paid-in capital	18,770,081	16,838,356
Retained earnings	384,904	1,886,796
Total Stockholders' Equity	19,171,862	18,741,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,341,215	$25,182,908

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Commissions on credit card cash advances, ATMs and check cashing services	$17,050,788	$12,773,387	$46,737,656	$35,620,314

Operating expenses
Commissions	8,365,053	6,388,588	22,909,965	17,201,364
Processing costs	3,412,956	2,143,906	10,540,434	6,378,394
Check cashing costs	1,042,135	745,022	3,698,742	2,018,186
Armored carrier services	93,499	148,507	337,637	348,717
Payroll, benefits and related taxes	2,273,642	1,342,571	5,776,805	3,872,833
Professional fees	613,440	151,817	1,649,255	517,497
Compensation expense related to warrants and options	—	23,197	—	91,377
Other	1,020,561	569,474	3,226,054	2,040,271
Depreciation and amortization	325,584	249,350	925,720	500,338
Total operating expenses	17,146,870	11,762,432	49,064,612	32,968,977
Income (loss) from operations	(96,082)	1,010,955	(2,326,956)	2,651,337

Other income (expense)
Interest expense	(122,635)	(43,172)	(346,869)	(190,823)
Interest income	99,609	3,457	228,333	4,713
Total other income (expense)	(23,026)	(39,715)	(118,536)	(186,110)

Income (loss) before income taxes	(119,108)	971,240	(2,445,492)	2,465,227

Provision for (benefit from) income taxes	(48,000)	388,496	(943,600)	986,496

Net income (loss)	$(71,108)	$582,744	$(1,501,892)	$1,478,731

Net income (loss) per common share:
Basic	$(0.00)	$0.04	$(0.09)	$0.10

Diluted	$(0.00)	$0.04	$(0.09)	$0.09

Weighted average common shares outstanding:
Basic	16,672,815	15,586,001	16,514,792	14,803,792

Diluted	16,672,815	16,509,087	16,514,792	15,918,983

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,501,892)	$1,478,731
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	925,720	497,753
Compensation expense related to non-employee stock options	—	91,377
Tax benefit associated with employee stock option exercises	390,000	—
Deferred income taxes	(1,238,000)	289,000
Interest receivable on loans receivable	(153,548)	(3,182)
Changes in operating assets and liabilities:
Due from related party	128,957	25,000
Prepaid commissions	(102,084)	(646,350)
Other receivables	645,006	(22,817)
Settlements due from credit card processors	1,018,398	—
Other current assets	(698,162)	(452,784)
Long-term prepaid commissions	261,451	(66,033)
Long-term receivable	—	453,295
Accounts payable - trade	453,109	(1,224,676)
Credit card cash advance fees payable	184,543	(119,738)
ATM commissions payable	390,623	282,766
Credit card chargebacks payable	151,914	30,911
Check cashing commissions payable	16,342	14,657
Due to related party	(211,846)	—
Other accrued expenses	88,163	507,682
Cash flows provided by operating activities	748,694	1,135,592

Cash flows from investing activities:
Purchases of property and equipment	(2,478,580)	(1,592,816)
Loans receivable, net	1,145,338	(375,000)
Cash flows used in investing activities	(1,333,242)	(1,967,816)

Cash flows from financing activities:
Checks issued in excess of cash in bank	6,439,922	(686,118)
Payments on long-term debt	—	(713,035)
Issuance of common stock, net of expenses	—	11,309,156
Exercise of stock options	1,351,529	157,000
Exercise of warrants	190,900	214,750
Cash flows provided by financing activities	7,982,351	10,281,753

Increase in cash	7,397,803	9,449,529

Cash, beginning of period	13,043,874	3,035,747
Cash, end of period	$20,441,677	$12,485,276

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount	$315,827	$180,927

Cash received (paid) from income taxes	$609,322	$(146,019)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of other current assets to proceeds from issuance of common stock	$—	$11,604
Note receivable issued in connection with sale of ATMs	—	$242,000

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation— The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company and are unaudited. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation— The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

ATM Funding Agreement—The Company obtains some of the cash required to operate its ATMs through an ATM Funding Agreement described in Note 3. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by CSI. Therefore, these amounts have been excluded from the consolidated balance sheets.

Income Taxes— Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to depreciation and accrued expenses not currently deductible.

Internally Developed Software— Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three and nine months ended September 30, 2005 and 2004, the Company capitalized $15,678, $156,976, $764,331 and $553,051 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $63,268 and $56,486 for the three months ended September 30, 2005 and 2004, respectively, and $187,749 and $83,930 for the nine months ended September 30, 2005 and 2004, respectively.

Cash Concentrations— Bank balances exceeded federally insured levels during the three months and nine months ended September 30, 2005 and 2004 and exceeded federally insured levels at September 30, 2005 and December 31, 2004. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of September 30, 2005 and December 31, 2004.

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Significant estimates incorporated in the unaudited consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Standards— In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supersedes Opinion 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123 (R) on January 1, 2006. Although the Company is currently assessing the application of SFAS No. 123 (R), the Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations and cash flows.

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

Settlements due from credit card processors—In the credit/debit card cash advance transactions provided by CSI, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by the Company. CSI receives reimbursement from the patron’s credit/debit card issuer for the transaction in an amount equal to the check issued to the patron plus the cash advance fee charged to the patron. Any reimbursements not received in the normal course of business and requiring additional administrative follow-up are included within the settlements due from credit card processors receivable balance on the unaudited consolidated balance sheets. The Company believes that it is at least possible that certain balances due from credit card processors may become uncollectible in the normal course of business. In June 2005, the Company wrote off $1,558,000 for uncollectible settlements due from credit card processors which was reflected as a reduction in the balance due from credit card processors on the financial statements. No expense recorded in prior periods, although a portion of the write off could relate to current and previously reported accounting periods.

Revenue Recognition—The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. Credit card cash advance fees, ATM fees and check cashing commissions are reported as commission income on the statement of operations. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. We evaluate our commissions revenue streams for proper timing of revenue recognition.

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

Reclassifications—Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three and nine months ended September 30, 2005 and 2004. These reclassifications had no effect on the Company’s consolidated net income (loss).

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	($71,108)	$582,744	($1,501,892)	$1,478,731
Pro forma	($577,272)	$266,456	($2,746,546)	$411,459

Basic earnings (loss) per common share:
As reported	($0.00)	$0.04	($0.09)	$0.10
Pro forma	($0.03)	$0.02	($0.17)	$0.03

Diluted earnings (loss) per common share:
As reported	($0.00)	$0.04	($0.09)	$0.09
Pro forma	($0.03)	$0.02	($0.17)	$0.03

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$506,164	$316,288	$1,244,654	$1,067,272

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-fee interest rate	4.25%	N/A	4.14%	4.0%
Expected life of options granted	6.5 years	N/A	6.5 years	10 years
Expected volatility	57.63%	N/A	61.29%	103.6%
Expected dividend yield	0%	N/A	0%	0%

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

The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share - basic, and net income (loss) per common share - diluted, for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted shares of common stock outstanding - basic	16,672,815	15,586,001	16,514,792	14,803,792
Weighted shares of common stock assumed upon exercise of stock options and warrants	—	923,086	—	1,115,191
Weighted shares of common stock outstanding - diluted	16,672,815	16,509,087	16,514,792	15,918,983

3. ATM FUNDING AGREEMENT

Fidelity Bank Agreement—In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (8.75% at September 30, 2005) or 10%, whichever is greater. At September 30, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

Site Funded ATMs— The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of September 30, 2005 and December 31, 2004, the Company operated 65 and 55 ATMs, respectively, that were site funded.

4. OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Receivable from casinos	$1,680,826	$521,048
Income taxes receivable	365,585	862,937
Prepaid expenses	81,090	161,636
Receivable for check guarantees	333,115	695,229
Holdback reserve from credit card processor	—	255,778
Other receivables	95,380	142,131
Due from Processor	780,925	—
Total other current assets	$3,336,921	$2,638,759

Receivable from casinos—At two casinos, the Company purchases funds used in the replenishment of its cage operations and ATMs. Timing differences between payment for funds and receipt of funds has resulted in a receivable from casinos. In addition, at one casino, the Company funds the ATMs for the casino and has established a receivable from the casino for advanced funds.

Receivable for check guarantees—The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection. In addition to the third party guaranteed transactions, the Company was self-guaranteeing the remaining 5% of funds paid on personal checks cashed at various casino locations. At December 31, 2004, the Company established an allowance for uncollectible accounts relating to the self-guaranteed checks in the amount of $70,000. No reserve is required as of September 30, 2005.

Holdback reserve from credit card processor—The Company recorded a receivable for money due from one of its former credit card processors that the processor had held in reserve for final processing of transactions for the Company. The Company received payment for the holdback reserve during the three months ended March 31, 2005.

5. LOANS RECEIVABLE

During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and 51% of the stock of that company. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005. The loan is currently in default. The balance outstanding as of September 30, 2005 was $606,217 including interest.

During August 2004, the Company sold ATMs to a customer and entered into a loan receivable with the customer for $242,000. This loan receivable bears interest at 8%, is collateralized by the ATMs and is due May 2006. The balance outstanding as of September 30, 2005 was $37,699.

During December 2004, the Company entered into an unsecured loan receivable with a casino operator in advance of a service contract in the amount of $232,000. This loan receivable bears interest at 5% with monthly payments beginning April 2005 with a maturity of September 2007. The advance was originally a prepaid commission until the underlying contract was cancelled and the prepaid commission was then converted to a note receivable. At the end of March 2005, the note was assumed by a former executive of the Company in exchange for an outstanding commitment by the Company relating to the overpayment for stock options exercised by the former executive during 2004. As of March 31, 2005, the loan receivable was no longer outstanding.

During December 2004, the Company advanced $1,000,000 to a casino developer on a collateralized basis under a loan receivable. This loan receivable bears interest at 8% and is collateralized by substantially all of the assets of the developer. The loan receivable had an original maturity date of March 1, 2005 which was extended by the Company under written agreement to April 30, 2005 and subsequently to May 31, 2005. The casino developer is in default under the advance and the Company has made demand for repayment. As a result of the default, the loan receivable bears interest at 16% back to the date of origination. In August 2005, the Company received a $900,000 payment from the developer which was applied to the outstanding balance. The loan is currently in default. The balance outstanding as of September 30, 2005 and December 31, 2004 was $234,869 and $1,005,479, respectively, including interest.

During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Twenty five percent of the loan was re-paid (approximately $101,000 in April 2005) upon placement of the order for the ATM’s, an additional twenty five percent of the loan is due upon installation of the last ATM at the ATM sites, and the remaining balance is due during the 36 month period following the final installation. The balance outstanding as of September 30, 2005 was $179,667.

During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At September 30, 2005 and December 31, 2004, the remaining balance was $150,013 and $334,961, respectively, including interest.

Total outstanding loans receivable at September 30, 2005 and December 31, 2004 was $1,208,465 and $2,200,255, respectively, which includes interest receivable of $169,842 and $16,294, respectively.

6. CHECKS ISSUED IN EXCESS OF CASH IN BANK

The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Letter of Credit—The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit was renewed in June 2005.

8. RELATED PARTY TRANSACTIONS

The Company established a liability in the amount of $211,846 at December 31, 2004 relating to an overpayment upon the exercise of stock options by the former Chief Executive Officer of the Company, net of the costs incurred by the Company in assisting him in a private sale of his equity position. At the end of March 2005, the former executive assumed a loan receivable of the Company (see note 5) which was offset against a portion of this obligation of the Company. As of September 30, 2005, the net balance due from this former executive was $39,450.

Through December 31, 2004, the Company was party to an agreement with Progressive Management Solutions, Inc. ("Progressive"). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the term of the agreement, resigned his position as Vice President and became a regional independent sales representative to the Company. Under the agreement, the Company granted Progressive the exclusive right to use equipment and services acquired from the Company, to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard. In exchange for these rights, the Company received a 0.5% fee for all transactions processed by Progressive. The Company paid Progressive $0, $12,865, $0 and $159,916 for the three and nine months ended September 30, 2005 and 2004, respectively, in connection with this agreement. These payments were net of the 0.5% fee received by the Company. As of March 31, 2005, Progressive owed the Company $183,560 for processing for services provided by the Company. Since March 31, 20005, the Company has offset the balance owed from Progressive by $168,447 related to commissions and chargebacks otherwise payable to Progressive. The outstanding balance owed as of September 30, 2005 amounted to $15,113. The Company believes the terms of its arrangement with Progressive were comparable to those that would be offered to an independent third party.

9. EQUITY TRANSACTIONS

During the nine months ended September 30, 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 93,593 shares.

During the nine months ended September 30, 2005, 90,450 five-year warrants were exercised for cash of $190,900 at a weighted average exercise price of $2.11 per share.

During the nine months ended September 30, 2005, 519,250 options were exercised for cash of $1,351,529 a weighted average exercise price of $2.60.

In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first nine months of 2005, the Company did not repurchase any equity securities.

10.	INCOME TAXES

At September 30, 2005, the Company’s federal and state net operating loss carryforwards were $4,700,000 and $1,200,000, respectively. The Company recorded a provision for (benefit from) income taxes of ($48,000), $388,496, ($943,600) and $986,496 for the three and nine months ended September 30, 2005 and 2004, respectively.

11.  DEFERRED INCOME TAXES

The Company's deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company's deferred tax asset as of September 30, 2005 and December 31, 2004 was $1,789,000 and $336,000, respectively. The deferred tax liability as of September 30, 2005 and December 31, 2004 was $1,012,000 and $797,000 respectively.

During the nine months ended September 30, 2005, the Company recorded a tax benefit of $390,000 which relates to compensation expense from the exercise of stock options for tax purposes in excess of amounts recognized for financial reporting purposes.

11.	SUBSEQUENT EVENTS

Bridge Loan - On October 12, 2005 the Company entered into a loan agreement with a financial institution for $3,000,000. Interest was at 6.5%. The loan is collateralized by substantially all of the assets of the Company. The loan was repaid in full on November 10, 2005.

Bank Line of Credit - On November 10, 2005 the Company entered into a secured line of credit arrangement which permits borrowing of up to $13,000,000 based upon a defined borrowing base and bearing interest at a rate equal to the Bank’s prime rate plus an applicable margin per annum. The arrangement contains several financial covenants. The line is collateralized by substantially all of the assets of the Company.

Acceleration of Consolidated Stock Options - On November 14, 2005 the Company accelerated the vesting on all outstanding stock options granted as of that date. There were 1,011,677 options which were not previously vested that were subject to the acceleration. As defined in Financial Accounting Standards Board Interpretations (FIN) No. 44 “Accounting for Certain Transactions Involving Stock Compensation” it was determined that the acceleration did not have a material effect on the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,”“expect,”“intend,”“plan,”“believe,”“seek,”“estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our plans with respect to the development of products and services and our plans to obtain regulatory approvals with respect to such products and services; our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; our expectation that we will be able to pass increased interchange and processing costs on to our customers through increased surcharges or reduced commissions; our expected provision for taxes for future periods; our expectation that our cash advance business will grow; our belief that our cash flows from operations will be adequate to continue our operations and meet our working capital and capital expenditure needs for the next twelve months; the possibility of seeking additional financing through bank borrowings or debt or equity financings, if necessary; our anticipation that we will not sever relations with our technology partners; our belief that revenues from our top customers will continue to be a substantial percentage of our revenue in the future; our belief that we will face and resolve compliance issues with credit card associations without a material adverse effect on our operations; and our expectation of engaging in joint development projects in the future.

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

Overview

Cash Systems provides credit/debit card cash advance, ATM and check cashing solutions (collectively, "Cash Access Services") to the casino industry. These products are the primary means by which casinos make cash available to gaming customers. During the first three quarters of 2005, we processed approximately $1.5 billion in ATM, cash advance and check cashing transactions. Cash Systems also provides casino clients with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to customers. Presently, our Cash Access Services are utilized at over 160 gaming and retail locations nationwide.

Cash Systems provides its customers with a wide array of ATM services. First, it offers a turn-key solution where we provide ATMs, cash necessary to operate the ATMs, transaction processing and ATM maintenance. In that case, Cash Systems' customers would have very little involvement with operation of the ATMs. Some of these turn-key functions, such as transaction processing and maintenance, are performed by third parties. The second option would include Cash Systems performing one or a combination of the above services. For example, it is common for a customer to provide its own ATMs and ATM cash, while Cash Systems provides transaction processing and maintenance. Cash Systems has developed an "All-In-1 ATM" which allows casino patrons to initiate a credit or debit card transaction at an ATM in addition to a traditional ATM transaction. This convenient feature provides casino patrons greater access to cash which leads to more cash in play at casinos.

Our credit/debit card cash advance products allow casino patrons to obtain cash from their credit card or checking account (for debit transactions) through the use of our software and equipment. With the Company's traditional cash advance system, gaming patrons visit a Cash Systems kiosk located on the casino floor which houses a point-of-sale ("POS") terminal equipped with our software. The kiosk terminal will prompt the customer to swipe his/her credit or debit card and enter the dollar amount requested. The terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the terminal will direct the customer to a casino cage. Once at the cage, the customer will present his/her credit/debit card and driver's license. A cage cashier will swipe the credit/debit card and driver’s license in a Company terminal which communicates with the kiosk terminals. After finding the kiosk-approved transaction, the cage terminal will provide the cashier with two options in order to obtain the customer's address, driver's license and telephone number, which must be imprinted on each check. The first option is to swipe the customer's driver's license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Cash Systems' check payable to the customer. The cashier will give the customer cash in the amount requested, less fees, after he/she endorses the Cash Systems' check. Our check is then deposited by the casino into its account for payment from a Company account and our processor debits the customer's credit card. This transaction can be accomplished without the gaming customer using a personal identification number ("PIN"). For credit card advances, customers pay a service charge typically between 6%-7%.

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

During 2004, the Company entered into several strategic alliances which include Certegy, TDN Money Systems and Progressive Gaming International. These alliances have allowed the Company to expand its product offerings and enter into markets not previously serviced by the Company. During 2005, the Company, under the direction of the new Chief Executive Officer, continued to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.

Effective January 1, 2005, the Company hired Michael Rumbolz as its new Chief Executive Officer and Chairman of the Board and David Clifford as its new Chief Financial Officer. Christopher Larson, one of our original founders, became the Company’s Chief Operating Officer. The Company believes that this reorganization has better positioned the Company to build on its previous success.

Three months ended September 30, 2005 compared to September 30, 2004

Revenues for the quarter ended September 30, 2005 were $17,050,788 compared to $12,773,387 for the same period in 2004. The $4,277,401 increase represents a 33% increase in 2005 revenues over 2004 revenues and is due to the continued expansion of products and services to additional gaming operations. Our ability to expand and win business relationships is based on the Company’s focus on technology and superior service. The Company expects to be successful in its bids to win new contracts and to expand offerings under existing contracts.

Operating expenses for the quarter ended September 30, 2005 were $17,146,870 compared to $11,762,432 for 2004. The $5,384,438 increase represents a 46% increase in operating expenses and was due in part to the expenditure of nearly $460,000 in professional fees relating to the Sarbanes Oxley 404 compliance efforts, the expansion of contract information technology management and the build out of the accounting and finance infrastructure. The use of outside consultants has resulted in the development of a stronger internal control environment and has enabled the Company to develop more comprehensive accounting and finance procedures and financial reporting. Commissions, processing costs and check cashing costs increased by approximately $3,543,000 which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Payroll and related costs were also increased by nearly $931,000 resulting from the expansion of booth operations and the expansion of executive and administrative staff to support the expanded business operations. The Company believes that as the infrastructure is fully developed to support the Company, that there will be less reliance on outside professional services, including expenditures for Sarbanes Oxley compliance work. Interest expense increased by approximately $79,000 due to the increased amount of vault cash required to fund our ATMs.  The Company expects to be able to leverage its operating costs in the future through the expansion of product offerings and technology applications which will make the overall operations more cost effective.

On a fully diluted basis, after-tax net loss of ($71,108) for third quarter of 2005 was (0.4%) of sales or ($0.00) per diluted common share, as compared to net income of $582,744 which was 4.6% of sales or $0.04 per diluted common share for the same prior year period.

Nine months ended September 30, 2005 compared to September 30, 2004

Revenues for the nine months ended September 30, 2005 were $46,737,656 compared to $35,620,314 for the same period in 2004. The $11,117,342 increase was a 31% increase in 2005 revenues compared to 2004 revenues. As noted for the current quarter results, this increase is due to the continued expansion of products and services to additional gaming operations.

Operating expenses for the nine months ended September 30, 2005 were $49,064,612 compared to $32,968,977 for 2004. The $16,095,635 increase is a 49% increase in operating expenses and was primarily due to adjustments reflected in current quarter operating results as described above along with the cumulative year to date impact of these expenditures and allowances. Most notable was the impact of the expenditure of over $1,100,000 in professional fees relating to the Sarbanes Oxley 404 compliance efforts, the expansion of contract information technology management and the build out of the accounting and finance infrastructure. Commissions, processing costs and check cashing costs increased by approximately $11,551,000 which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. In June 2005, the Company wrote off $1,558,000 for uncollectible settlements due from credit card processors which was reflected as a reduction in the balance due from credit card processors on the financial statements. No expense recorded in prior periods, although a portion of the write off could relate to current and previously reported accounting periods. The year to date increase in payroll and related costs was nearly $1,904,000 resulting from the expansion of booth operations and the expansion of executive and administrative staff to support the expanded business operations. The Company believes that as the infrastructure is fully developed to support the Company, that there will be a lesser reliance on outside professional services, including expenditures for Sarbanes Oxley compliance work. Interest expense increased by approximately $156,000 due to the increased amount of vault cash required to fund our ATMs. The Company expects to be able to leverage its operating costs in the future through the expansion of product offerings and technology applications which will make the overall operations more cost effective.

On a fully diluted basis, year to date after-tax net loss of ($1,501,892) for the first nine months of 2005 was (3.0%) of sales or ($0.09) per diluted common share, as compared to net income of $1,478,731 which was 4.2% of sales or $0.09 per diluted common share for the same prior year period.

Liquidity and Capital Resources

Cash was $20,441,677 at September 30, 2005, representing an increase of 57% from the cash of $13,043,874 at December 31, 2004. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for software development and capital expenditures to be consistent with fiscal year 2004 and expect to spend for fiscal year 2005 approximately $3,278,000, which is consistent with our anticipated growth in operations, infrastructure and personnel. As of September 30, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through the use of operating revenues and private placements proceeds.

The Company anticipates that the cost of compliance with Sarbanes-Oxley sections 302 and 404 will be a material use of operating funds during the coming year. The cost of compliance is estimated to be $2,000,000. These expenditures will be recorded as period expenses as incurred. In addition, the Company has upgraded its accounting system, with a cost of $150,000, during 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.

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

Fidelity Bank Agreement—In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside the Company’s ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank's prime rate of interest plus 2% (8.75% at September 30, 2005) or 10%, whichever is greater. At both September 30, 2005 and December 31, 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the ATMs.

As a result of a cash shortage in our ATMs that we discovered in 2001 the Company issued a note payable to Fidelity Bank in the approximate amount of $412,000 to reimburse Fidelity Bank for the shortage. The note was paid in full April 2004.

Site Funded ATMs— The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of September 30, 2005 and December 31, 2004, the Company operated 65 and 55 ATMs, respectively, that were site funded.

Critical Accounting Policies and Estimates

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to collectibility of loans receivable, the lives and continued usefulness of property and equipment and software and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

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

We also license various technology and intellectual property rights from third parties. We rely heavily on the maintenance and protection of these technology and intellectual property rights. If our licensors or business partners fail to protect their intellectual property rights in technology that we license, the value of our licenses may diminish significantly. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements and misappropriating proprietary information. If we are unable to adequately protect our technology or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for technology from third parties, it could have a material adverse effect on the value of our intellectual property, similar proprietary rights, our reputation, or our results of operations.

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

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our net revenues and/ or damage our reputation.

Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. The computer networks that we rely upon in providing our products and services are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data and the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

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

When patrons use our Cash Access Services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed by a cardholder or accountholder and if we are unsuccessful in establishing the validity of the transaction, the transaction becomes a chargeback and we may not be able to collect payment for such transaction. We are always subject to the risk of chargebacks, which we manage by employing detailed transaction completion procedures designed to detect and prevent fraudulent transactions. If, in the future, we incur an unexpectedly high level of chargebacks, we may suffer a material adverse effect to our business, financial condition or results of operations.

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

Members of our management team and the beneficial owners of five percent or more of our outstanding equity interests must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.

In addition, certain new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or licensing of us, or both. For example, our cashless gaming product must have approval and cannot be used at any location until we receive approval from the appropriate authority in such location. These approvals could require that we and our officers, directors or beneficial owners obtain a license or be found suitable and that the product be approved after testing and review. We cannot assure you that we will obtain any such approvals in the future.

In most jurisdictions in which we do business, we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. In some jurisdictions in which we do business, we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval. If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation of business could include, but is not limited to: requiring the licensure or finding of suitability of any equity owner, officer, director or key employee of the Company; the termination or disassociation with any equity owner, officer, director or key employee that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the Company.

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

Our cash access business depends on our ability to collect and use certain non-public personal information relating to patrons who use our products and services and the transactions they consummate using our products and services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make certain disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. We cannot assure you that regulators reviewing our policies and practices would not require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our cash access products and services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide customer relationship marketing services, Historically, the vast majority of patrons do not exercise their right to “opt out”. To the extent that patrons exercise this right, our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and to the extent that such laws are broadened in their application or narrow the types of information that may be collected or used for marketing or certain other purposes or require patrons to “opt-in” to the use of their information for certain purposes, the value of our customer relationship marketing products and services may be diminished.

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

We depend on our key personnel.

We are highly dependent on the involvement of Michael Rumbolz, our Chief Executive Officer, David Clifford, our Chief Financial Officer, Christopher Larson, our Chief Operating Officer, and other members of our senior management team. All of our executive officers have separate employment and non-compete agreements with us. The loss of Mr. Rumbolz or other members of our senior management team would have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

ITEM 4. CONTROLS AND PROCEDURES

During the course of their audit of our consolidated financial statements for 2004, and during their review of our unaudited quarterly consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP (“Virchow Krause”), advised management and the Audit Committee of our Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the lack of segregation of duties and financial oversight controls, which in aggregate created an ineffective control environment. On March 23, 2005, Virchow Krause also communicated to our Audit Committee reportable conditions related to (A) the lack of a formal journal entry approval process, and (B) the lack of access controls to our accounting system.

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

As a result of the deficiencies identified during the quarterly review, we are in the process of developing operating procedures to reduce the likelihood of a recurrence of the situation, and we are establishing additional internal review procedures to validate prior transactions and to determine the impact, if any, on the consolidated financial statements of the Company as result of any findings. Based on its past experience, the Company has been able to fully collect all prior balances due from credit card processors through the cooperation of those processors. The Company expects to receive full cooperation from the credit card processors to collect the currently identified prior balances due. In June 2005, the Company wrote off $1,558,000 for uncollectible settlements due from credit card processors which was reflected as a reduction in the balance due from credit card processors on the financial statements. No expense recorded in prior periods, although a portion of the write off could relate to current and previously reported accounting periods. No allowances have been recorded in prior periods, although a portion of the allowance could relate to current and previously reported accounting periods.

We have discussed our corrective actions and future plans with our Audit Committee and Virchow Krause and, as of the date of this Quarterly Report on Form 10-Q, we believe the actions outlined above will correct the deficiencies in internal controls that are considered to be a material weakness. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the quarter ended September 30, 2005 because of the material weaknesses identified above.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a "cashless" or "net exercise" basis (based on the average market price of the Company's common stock prior to exercise) resulting in the issuance of 93,593 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

During the nine months ended September 30, 2005, 90,450 five-year warrants were exercised for cash of $190,900 at a weighted average exercise price of $2.11 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of Cash Systems, Inc. during the nine months ended September 30, 2005. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrants—incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A filed on January 6, 2004

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1	Executive Employment Agreement, dated June 6, 2005, with John Glaser**

10.2	Form of Nonqualified Stock Option Agreement under 2005 Equity Incentive Plan**

10.3	Form of Incentive Stock Option Agreement under 2005 Equity Incentive Plan**

10.4	Form of Nonqualified Stock Option Agreement under 2001 Stock Option Plan**

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
=============
* filed herewith
** management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.

DATE: November 14, 2005	By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)

DATE: November 14, 2005	By:	/s/ David S. Clifford
David S. Clifford
Chief Financial Officer (principal financial officer)

EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrants—incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 8-A filed on January 6, 2004

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

10.1	Executive Employment Agreement, dated June 6, 2005, with John Glaser**

10.2	Form of Nonqualified Stock Option Agreement under 2005 Equity Incentive Plan**

10.3	Form of Incentive Stock Option Agreement under 2005 Equity Incentive Plan**

10.4	Form of Nonqualified Stock Option Agreement under 2001 Stock Option Plan**

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
=============
* filed herewith
** management contract or compensatory plan