Form 10KSB/A
period 2004-12-31
CASH SYSTEMS INC
filed 2006-03-16
CIK 861050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [ ]

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

Transitional Small Business Disclosure Format  (Check one)  [ ] Yes [X] No

                                EXPLANATORY NOTE

The sole purpose of this Form 10-KSB/A, Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (this "Amendment No. 1"), is to re-file in its entirety the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "2004 Form 10-KSB"), together with the amended and restated certifications that had been attached as Exhibits 31.1 and
31.2 to the 2004 Form 10-KSB. The certifications are being amended and restated to conform to the exact language set forth in Regulation S-K, Item 601(b)(31), and as provided in the final rule adopted by the Securities and Exchange Commission as set forth in Release No. 33-8238, entitled "Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports." The entire 2004 Form 10-KSB is being re-filed in accordance with the response to Question 17 in the "Division of Corporation
Finance: Sarbanes-Oxley Act of 2002 - Frequently Asked Questions" dated November 8, 2002 (revised November 14, 2002). Exhibits 31.3 and 31.4 are filed because an amendment to the 2004 Form 10-KSB is being filed, and Exhibits 32.3 are 32.4 are included because the originally filed financial statements are being re-filed in this Amendment No. 1. No changes have been made to such financial statements. A new consent of Virchow, Krause & Company, LLP is included as Exhibit 23.2.

Because additional exhibits are being filed, the registrant hereby amends and restates "Item 13. Exhibits" of the 2004 Form 10-KSB as follows:

A list of exhibits filed with the Form 10-KSB or incorporated by reference is found in the Amended and Restated Exhibit Index immediately following the Signature Page of this Amendment No. 1 and incorporated herein by reference.

This Amendment No. 1 amends only the items specified above and does not otherwise update the disclosures in the 2004 Form 10-KSB as originally filed and does not reflect events occurring after the original filing of the 2004 Form 10-KSB. The original 2004 Form 10-KSB, as amended as described above, is as follows:

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

ITEM 13.    EXHIBITS

A list of exhibits filed with the Form 10-KSB or incorporated by reference is found in the Amended and Restated Exhibit Index immediately following the Signature Page of this Amendment No. 1 and incorporated herein by reference.

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

                                    CASH SYSTEMS, INC.

     DATE:   March 16, 2006         /s/ Michael D. Rumbolz
                                    ---------------------------
                                    Michael D. Rumbolz
                                    Chief Executive Officer



Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     DATE:   March 16, 2006       /s/ Michael D. Rumbolz
                                  ----------------------------------------------
                                  Michael D. Rumbolz
                                  Chief Executive Officer and Director,
                                  (Principal executive officer)


     DATE:   March 16, 2006       /s/ Christopher Larson
                                  ----------------------------------------------
                                  Christopher Larson
                                  Interim Chief Financial Officer and Director
                                  (Principal financial and accounting officer)


     DATE:   March 16, 2006       /s/ Patrick R. Cruzen
                                  ----------------------------------------------
                                  Patrick R. Cruzen
                                  Director


     DATE:   March 16, 2006       /s/ Gordon T. Graves
                                  ----------------------------------------------
                                  Gordon T. Graves
                                  Director


     DATE:   March 16, 2006       /s/ Donald D. Snyder
                                  ----------------------------------------------
                                  Donald D. Snyder
                                  Director


     DATE:   March 16, 2006       /s/ Patricia W. Becker
                                  ----------------------------------------------
                                  Patricia W. Becker
                                  Director

                       AMENDED AND RESTATED EXHIBIT INDEX
                               CASH SYSTEMS, INC.
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

  10.2      Executive Employment Agreement dated January 1, 2005 between the
            Company and David S. Clifford--incorporated by reference to Exhibit
            10.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004**

  10.3      Executive Employment Agreement dated January 1, 2005 between the
            Company and Craig Potts--incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2004**

  10.4      2001 Stock Option Plan, as amended through March 4,
            2004--incorporated by reference to Exhibit 10.4 to the Registrant's
            Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004**

  10.5 Form of incentive stock option agreement currently used under the 2001 Stock Option Plan--incorporated by reference to Exhibit
            10.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004**

  14.1      Code of Ethics of the Registrant--incorporated by reference to
            Exhibit 14 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003

  21.1      Subsidiaries of the Registrant--incorporated by reference to Exhibit
            21.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004

  23.1 Consent of Independent Registered Public Accounting Firm - incorporated by reference to Exhibit 23.1 to the Registrant's Annual
            Report on Form 10-KSB for the fiscal year ended December 31, 2004

  23.2*     Consent of Independent Registered Public Accounting Firm

  31.1* Amended and Restated Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for original Form 10-KSB for the fiscal year ended December 31, 2004

  31.2* Amended and Restated Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for original Form 10-KSB for the fiscal year ended December 31, 2004

  31.3*     Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-KSB/A, Amendment No. 1

  31.4*     Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Form 10-KSB/A, Amendment No. 1

  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for original Form 10-KSB for the fiscal year ended December 31, 2004 - incorporated by reference to
            Exhibit 32.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004

  32.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for original Form 10-KSB for the fiscal year ended December 31, 2004 - incorporated by reference to
            Exhibit 32.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004

  32.3* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Form 10-KSB/A, Amendment No. 1

  32.4* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Form 10-KSB/A, Amendment No. 1

* Filed herewith.
** Management agreement or compensatory plan or arrangement.