Form 10-K
period 2005-12-31
CASH SYSTEMS INC
filed 2006-03-16
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 1-31955

CASH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0398535
(State of incorporation)	(I.R.S. Employer Identification Number)
7350 Dean Martin Drive, Suite 309 Las Vegas, NV	89139 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(702) 987-7169

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2005 was $81,279,883.

The number of shares of the registrant’s common stock outstanding as of March  13, 2006 was 17,589,738.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (Part III).

CASH SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS

General

Cash Systems, Inc. is a provider of cash access products and related services to the gaming industry. Our products and services provide gaming patrons access to cash through automated teller machine (“ATM”) cash withdrawals, credit and debit card cash advances, and check cashing.

Our predecessor company was organized under the laws of the State of Utah on June 23, 1983, under the name Cameron Resources, Inc. Effective October 3, 1989, Cameron Resources, Inc. merged into Unicom, Inc., a Delaware corporation, for the sole purpose of changing its domicile to the State of Delaware. Unicom, Inc. changed its name to Unistone, Inc. on September 9, 1998.

Pursuant to a Plan of Reorganization and Stock Exchange Agreement dated October  9, 2001 (the “Plan of Reorganization”), Unistone, Inc. acquired all of the outstanding capital stock of Cash Systems, Inc., a Minnesota corporation, in exchange for the issuance of a total of 10,550,000 shares of Unistone Inc.’s common stock. In connection with the Plan of Reorganization, Unistone, Inc. changed its name to Cash Systems, Inc.

Effective February 28, 2006, we acquired Indian Gaming Services, a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The acquisition provides us with additional ATM, check cashing and credit and debit services to 11 casino facilities. In addition, the acquisition provides us with access to other credit and debit processing opportunities.

Our principal office is located at 7350 Dean Martin Drive, Suite 309, Las Vegas, Nevada. In addition, we have an office in Burnsville, Minnesota which is used by our call center and technical support staff. We moved our principal office to Las Vegas, Nevada during 2005.

Industry and Products

We provide credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”). These products are the primary means by which casinos make cash available to gaming patrons. We also provide casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. At December 31, 2005, our Cash Access Services were used at 168 gaming locations and 30 retail locations nationwide. Revenue generated from our retail customers has accounted for less than 1% of our total revenue in each of the past five years.

Credit Card Cash Advances and POS Debit Card Transactions

Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at over 90 casinos. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

A gaming patron can initiate a CCCA transaction through one of our “All-In-1 ATMs” or kiosks. The “All-In-1 ATM” or kiosk terminal will prompt the gaming patron to swipe his/her credit or debit card and enter the dollar amount requested. The “All-In-1 ATM” or kiosk terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the “All-In-1 ATM” or kiosk terminal will direct the gaming patron to a casino cage. Once at the cage, the gaming patron will present his/her credit/debit card and driver’s license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the “All-In-1 ATM” or kiosk terminal. The purpose of the second swipe is for identification purposes only. After finding the approved transaction, the cage terminal will provide the cashier with two options in order to obtain the gaming patron’s address, driver’s license and telephone number, which must be imprinted on each check. The first option is to swipe the gaming patron’s driver’s license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Company check. The cashier will give the gaming patron cash in the amount requested after he/she signs the Company check.

Our check is then deposited by the casino into its account for payment from a Company account and we debit the gaming patron ’s credit or debit card. This transaction can be accomplished without the gaming patron using a personal identification number (“PIN”). Gaming patrons pay a service charge typically between 6%-7% for credit card advances and a fixed fee plus 2% for POS debit card withdrawals.

ATM Cash Withdrawals

We offer a full menu of ATM services to casinos and retailers. Through our standard ATMs and our “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by us or directly by the casino or retailer. If the casino or retailer provides the vault cash, we pay a fee to the casino or retailer for the use of such cash. We process ATM transactions through ATM networks with which we have licensing agreements. In addition, through lease agreements, we provide ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of our standard ATMs or “All-In-1 ATMs.” Our processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.

Check Cashing Solutions

We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2005, there were approximately 18 casinos utilizing our full service check cashing services. Second, we provide check guarantee services with the assistance of third party providers and check verification services.

The Casino Gaming Market

Casino gaming in the United States has expanded significantly in recent years. There are now 48 states offering some form of legalized gaming including casinos, racinos, paramutual wagering, lotteries and the like. The growth in the gaming industry has resulted from the legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity. At December 31, 2005, there were approximately 900 casinos in the United States, comprised equally of tribal owned casinos and commercially operated casinos. We do not believe that the number of states which permit gaming on Native American land will increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming. The overall trend is towards gaming as a form of entertainment.

The expansion of casino gaming has generated a corresponding demand for ancillary services, including cash access services in casinos. While a few casino operators provide such services directly, the vast majority of casinos’ cash access services are provided by third party vendors pursuant to contracts with the casino operator, with typical contract terms of three to five years. We believe that the principal objective of casino operators in providing or arranging for such services is to promote gaming activity by making funds available to gaming patrons on a convenient basis. The outsourcing of these services provides the gaming patron with easy access to funds and provides an additional profit center for the casinos through the sharing of fees collected from gaming patrons.

Our business currently is concentrated in the casino industry and we contemplate that our operations will continue to be focused on operations in casinos and other gaming locations. Although not anticipated, we would be adversely affected by a decline in the popularity of gaming, a reduction in the rate of expansion of casino gaming, changes in laws or regulations affecting casinos and related operations, or other adverse changes in the gaming industry.

Increased competition has prompted casino operators to seek innovative ways to attract gaming patrons and increase the frequency of return visits. We believe that efficient and confidential access to cash for gaming patrons contributes to increased gaming volume. Credit/debit card cash advances, ATMs and check cashing are the three primary methods used by casinos to provide gaming patrons with quick and efficient access to cash. Virtually all casinos in the United States currently offer at least one of these services on their premises.

Customers

We presently provide our Cash Access Services to a combination of commercial and Native American owned casinos across the United States and Caribbean countries, as well as to vendors who themselves contract directly with casinos for such services. Approximately 60% of our contracts are with Native American tribal operated casinos and 40% are with commercially operated casinos.

We provide our Cash Access Services pursuant to agreements with the operators of the host casinos or vendors, as described above. Such agreements typically have initial terms of three to five years, with renewal clauses. In most of the agreements, either party may cancel the agreement for “cause” if a breach is not cured within thirty days. In addition, some of the agreements are terminable upon 30 days advance notice, and some become nonexclusive or terminable by the operator of the host casino or vendor in the event that we fail to satisfy specific covenants, such as covenants relating to our ongoing product development. We rely on these agreements to govern the overall relationships with the casinos and promote superior customer service and strong personal relationships to generate the renewals of such agreements. We continue to enhance our technology to provide ever improving products and service to our customers. However, there can be no assurance that these agreements will be renewed after their initial or renewal terms.

Regulation

Gaming Regulation

Many states require companies engaged in the business of providing cash access services or transmitting funds to obtain licenses from regulatory agencies. Certain states require companies to post bonds or other collateral to secure their obligations to their customers in those states. State and Tribal agencies have extensive discretion to deny or revoke licenses. We have obtained the necessary licenses and bonds to do business with the casinos where we currently operate and will be subject to similar licensing requirements as we expand our operations into other jurisdictions.

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

In order to address this issue, our Bylaws provide that no person may become the beneficial owner of five percent or more of any class or series of our capital stock unless that person agrees in writing to:

•	provide to the relevant gaming authorities such information about himself or herself as the authorities may require;

•	respond to written or oral questions that the gaming authorities may propound; and

•	consent to the performance of any background check that the gaming authorities may require, including the investigation of any criminal record.

If a holder of five percent or more of our capital stock does not agree to these requirements, we may redeem all or a portion of that stockholder’s shares by paying fair market value for the shares after giving the holder 30 days’ notice of such redemption. The redemption price may be paid, at the discretion of our Board of Directors, in cash or securities having a fair market value equal to the value of the capital stock being redeemed. Management believes that this procedure will give us flexibility to ensure compliance with gaming regulations of the jurisdictions in which we may seek gaming licenses.

While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses necessary for the conduct of our business.

Many suppliers to Native American Tribal operated casinos are subject to the rules and regulations of the local Tribal Gaming Commission. These Tribal Gaming Commissions have authority to regulate all aspects of casino operations, including vendor selection and licensing. We have obtained the necessary licenses or approvals from the appropriate Tribal Gaming Commissions where we operate. However, failure to maintain compliance with all requirements of a Tribal Gaming Commission may result in the loss of our license and subsequently the loss of our contracts with the applicable Tribal casino. While there can be no assurance that we will be able to do so, we anticipate that we will be able to obtain and maintain the licenses and approvals necessary for the conduct of our business.

Our business may also be affected by state and federal regulations governing the gaming industry in general. Changes in the approach to regulation of casino gaming could affect the number of new gaming establishments in which we may provide Cash Access Services.

Financial Services Regulation

Anti-Money Laundering.  The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (1) internal policies, procedures, and controls designated to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program.

In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act (“BSA”). For example, our gaming establishment customers, in situations where cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to gaming patrons through kiosks that we staff and operate, are required to file a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network of any suspicious transaction relevant to a possible violation of law or regulation. A SAR must be filed when a business knows, suspects, or has reason to suspect that a transaction or pattern of transactions: involves funds derived from illegal activity; is intended or conducted in order to hide or disguise such funds so as to evade or violate any federal law or regulation, such as federal BSA reporting requirements; serves no business or apparent lawful purpose; or is intended to facilitate criminal activity. Our gaming establishment customers, in situations where cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to gaming patrons through kiosks that we staff and operate, are required to file a Currency Transaction Report of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day.

Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.

Fund Transfers.  Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides gaming patrons with certain rights, including the right to dispute unauthorized transfers, incorrect transfers to and from their accounts, computational errors, the receipt of an incorrect amount of money, and transfers that are incorrectly identified on a receipt or statement. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.

Privacy Regulations.  We gather non-public, personally-identifiable financial information from gaming patrons who use our Cash Access Services, such as names, addresses, telephone numbers, bank and credit card account numbers, Social Security numbers and income, credit histories and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to gaming patrons regarding our privacy and information sharing policies and give patrons the opportunity to prevent us from releasing information about them to unaffiliated third parties in certain situations. In addition to the federal Gramm-Leach-Bliley Act privacy regulations, we are subject to state privacy regulations. State privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs, as well as adapt our business practices, in order to comply with applicable state privacy laws and regulations.

ATM Operations.  Our ATM services are subject to applicable regulations in each jurisdiction in which we operate ATMs. These regulations require, among other things, that we register with the regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements.

Check Cashing.  In jurisdictions in which we serve as a check casher, we are subject to the state licensing requirements and regulations governing check cashing activities. Generally, these regulations require us to obtain a license from the state’s banking regulators to operate as a check casher. Some states also impose restrictions on this activity such as restrictions on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.

Network and Card Association Regulation.  In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, electronic fund transfer networks, and card associations.

Competition

The casino cash access business is highly competitive, and there is no assurance that we will be able to compete effectively long-term. We have focused to a large extent on providing our services to the gaming industry. In our market, we compete primarily with Global Cash Access, Inc., Global Payments, Inc., and Certegy, Inc. and financial institutions such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. We face potential competition from gaming establishments that may choose to operate Cash Access Services on their own behalf rather than outsource to us. Of our three primary competitors, Global Cash Access, Inc. is the only one that focuses primarily on the same markets in which we focus. It is possible that these current and/or new competitors may provide the same services that we provide, and have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations.

In addition, more well-capitalized competitors may begin to offer competitive technology and services. Therefore, due to the short-term agreements described above, there is no assurance that we will be able to continue to grow our market share or even maintain our existing market share if our competitors begin offering products and services more comparable to those offered by us.

Proprietary Rights

We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We have received one patent and have applied for seven additional patents for our developed intellectual property, and we expect to apply for additional patents as an ongoing practice. No assurances can be made as whether the patents will be granted or if they will provide financial benefit to us in the future.

Dependence on Major Customers

During each of the years ended December 31, 2005, 2004 and 2003, two of our customers each accounted for more than 10% of our total revenues. The two customers, The Seminole Tribe of Florida and Ho-Chunk Nation, together accounted for 39.3%, 44.5% and 27.6% of our total revenues in 2005, 2004 and 2003, respectively. We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida, and we contract with Ho-Chunk Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and to Ho-Chunk Nation since May 2003. There can be no assurance that these contracts will be renewed after their terms expire.

Employees

Our executive offices are based in Las Vegas, Nevada, where we currently employ approximately 25 people; our satellite office in Burnsville, Minnesota employs approximately 35 people; we employ approximately 243 people in total including employees at our check cashing booths.

Available Information

We make available, free of charge, on the Investor Relations section of our Web site (http://www.cashsystemsinc.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.

Item 1A.  RISK FACTORS

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known by us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. These risks should be read in conjunction with the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Business

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

The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations could have a material adverse effect on our business.

We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Harris Bank currently sponsors us into the card associations. In the event we lose our sponsorship by Harris Bank into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We may not be able to obtain alternate sponsorship. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business and operating results.

Because of our dependence on certain customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.

During each of the years ended December 31, 2005, 2004 and 2003, two of our customers each accounted for more than 10% of our total revenues. The two customers, The Seminole Tribe of Florida and Ho-Chunk Nation, together accounted for 39.3%, 44.5%, and 27.6% of our total revenues in 2005, 2004 and 2003, respectively. We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida, and we contract with Ho-Chunk Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and to Ho-Chunk Nation since May 2003. There can be no assurance that these contracts will be renewed after their terms expire. In addition, loss or financial hardship experienced by, or a substantial decrease in revenues from, any one of our two top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.

We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. In most of the contracts, either party may cancel the agreement for “cause” if a breach is not cured within thirty days. In addition, some of the contracts are terminable upon 30 days advance notice and some either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer.

We are not in compliance with certain financial performance covenants under our line of credit with Bank of America, N.A. and do expect to be in compliance with the covenants as of March 31, 2006.

Our two-year line of credit of up to $13 million with Bank of America, N.A. contains strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses as of each quarter end. At December 31, 2005, we were not in compliance with two covenants related to funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and minimum EBITDA. We sought and were granted a waiver of these two covenants at December 31, 2005. We anticipate that we will not be in compliance with these two covenants again at March 31, 2006, and we cannot assure you we will receive another waiver from Bank of America, N.A. In the event that we fail to comply with the covenants contained in the credit agreement and Bank of America, N.A. does not waive such non-compliance or agree to amend the terms of the credit agreement to bring us into compliance, Bank of America, N.A. would be entitled to accelerate the maturity of the outstanding balance. If we are unable to secure alternative financing or raise additional capital to repay this outstanding balance, Bank of America, N.A. would be entitled to foreclose on substantially all of our assets which secure the repayment of such outstanding balance.

An unexpectedly high level of chargebacks could adversely affect our business.

When gaming patrons use our Cash Access Services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed by a cardholder or accountholder and if we are unsuccessful in establishing the validity of the transaction, the transaction becomes a chargeback and we may not be able to collect payment for such transaction. If, in the future, we incur an unexpectedly high level of chargebacks, we may suffer a material adverse effect to our business, financial condition or results of operations.

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We have been issued a patent for system and method for performing a quasi-cash transaction, U.S. Patent No. 6,951,302. We have seven patent applications pending. At the same time, our products may not be patentable in their entirety or at all. For example, although we currently have seven inventions that are the subject of patent applications pending in the United States Patent and Trademark Office, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

We also license various technology and intellectual property rights from third parties. We rely heavily on third parties to maintain and protect these technology and intellectual property rights. If our licensors or business partners fail to protect their intellectual property rights in technology that we license and we are unable to protect these rights, the value of our licenses may diminish significantly. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements and misappropriating proprietary information. If we are unable to adequately protect our technology or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for technology from third parties, it could have a material adverse effect on the value of our intellectual property, similar proprietary rights, our reputation, and our results of operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products and services may infringe on the intellectual property rights of third parties and our intellectual property rights may not have the value we believe them to have.

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.

Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. The computer networks that we rely upon in providing our products and services are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data and the inability to complete gaming patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by gaming patrons, cause us to incur significant repair costs, result in our liability, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or gaming patrons.

We have formed relationships with and rely heavily on the services and technology of a number of third-party companies and consultants to operate our systems and ensure the integrity of our technology. Although we do not anticipate severing relations with any of these parties, any of these providers may cease providing these services or technology in an efficient, cost-effective manner, or altogether, or be unable to adequately expand their services to meet our needs. In the event of an interruption in, or the cessation of, services or technology by an existing third-party provider, we may not be able to make alternative arrangements for the supply of the services or technology that are critical to the operation of our business and this could have a material adverse effect on our business.

We may not realize all of the expected benefits, and we may incur additional costs related to, our acquisition of Indian Gaming Services.

On February 28, 2006, we acquired Indian Gaming Services, a San Diego-based cash access provider to the gaming industry, for a cash purchase price of $12 million funded through a private placement of our common stock and bank borrowings. We expect the acquisition to be accretive in 2006. However, it is too early to conclude whether we will realize the anticipated benefits of this acquisition. At the same time, the costs associated with the acquisition may be higher than expected. In addition, the process of integrating the business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of other aspects of our business.

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

A significant portion of our Cash Access Services are processed as transactions subject to the extensive rules and regulations of the two leading card associations, MasterCard International and Visa U.S.A. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with our sponsoring bank and/or the card associations regarding our compliance with their rules and regulations. The rules and regulations of the card associations may not always expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. From time to time we also face technical compliance issues, e.g. the format of data submission files. We expect to continue to face and resolve issues such as these in the ordinary course of business, which we do not believe will result in a material adverse impact on our operations. The card associations modify their rules and regulations from time to time. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to modify the manner in which we operate which may increase our costs, or cease processing certain types of cash access transactions altogether, either of which could have a material negative impact on our business. As an example of the card associations amending their regulations, we are now required to comply with the Payment Card Industry (PCI) Data Security Standard. We have developed and are currently implementing a detailed plan to achieve compliance with the PCI Data Security Standard. If we are not found to be in compliance with this standard, we may be subject to substantial penalties and fines.

The card associations’ rules and regulations are always subject to change, and the associations modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.

We also process transactions involving the use of the Discover Card. The rules and regulations of the proprietary credit card network that services this card present risks to us that are similar to those posed by the rules and regulations of MasterCard International and Visa U.S.A.

We are subject to regulatory and political risk associated with the majority of our customers being Native American, Sovereign Nations, which may harm our business.

Approximately 60% of our current business is with Native American Tribal operated casinos. The Tribes are sovereign nations which may determine their own rules, regulations and dispute processes. The only limitation on the Tribal jurisdiction is the Gaming Compact, adopted by the particular state within which the Tribe’s casino is located, which the Tribe has signed to authorize the opening of its casino. Our contracts with the Tribal casinos are subject to approval by the Tribal Council, the political governing body of the Tribe, and the Tribal Gaming Commission. Any change in the make-up of the Tribal Council membership, due to elections, resignations, or other means may result in a termination or non-renewal of our contract or license, or both. The Tribal Gaming Commissions have authority to regulate all aspects of casino operations, including vendor selection and licensing. Failure to maintain compliance with all requirements of the Tribal Gaming Commission may result in the loss of our license and subsequently the loss of the contract.

We are subject to the performance of third-parties whom we contract through as vendors to some Tribal casinos.

Some of our Tribal contracts are with other vendors who themselves contract directly with the Tribal casinos for Cash Access Services. The loss of the contract by these third parties, for any reason, may result in our loss of the contract.

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

We depend on our key personnel.

We are highly dependent on the involvement of Michael Rumbolz, our Chief Executive Officer, and other members of our senior management team. All of our executive officers have separate employment and non-compete agreements with us. The loss of Mr. Rumbolz or other members of our senior management team would have a material adverse effect on our business.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

We have discovered a material weakness in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of the material weakness we have identified in our internal controls, we also identified certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with Nasdaq. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related to the Industry

Economic downturns, a decline in the popularity of gaming or changes in the demographic profile of gaming patrons could reduce the number of gaming patrons that use our services or the amounts of cash that they access using our services.

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

Aside from the general popularity of gaming, the demographic profile of gaming patrons changes over time. The gaming habits and use of Cash Access Services varies with the demographic profile of gaming patrons. For example, a local gaming patron may visit a gaming establishment regularly but limit his or her play to the amount of cash that he or she brings to the gaming establishment. In contrast, a vacationing gaming patron that visits the gaming establishment infrequently may play much larger amounts and have a greater need to use cash access services. To the extent that the demographic profile of gaming patrons either narrows or migrates towards gaming patrons who use Cash Access Services less frequently or for lesser amounts of cash, the demand for our Cash Access Services may decline and our business may be harmed.

We are subject to extensive governmental gaming regulation, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state, local and Native American Tribal Council levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on our business, financial condition and results of operations. With a majority of our customers being Native American Tribal gaming operations we are subject to regulatory and contractual approval by Tribal authorities. As sovereign nations, the Tribal customers have broad powers and significant discretion regarding termination or renewal of the licenses and contracts. Any disputes arising regarding a license or contract must be resolved through the Tribal judicial system. We cannot assure you that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will not be revoked, suspended or limited or will be renewed. If additional gaming-related regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.

Members of our board of directors, corporate officers, management team and the beneficial owners of five percent or more of our outstanding equity interests must also be approved by certain state or Tribal regulatory authorities. If the regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.

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

All of our Cash Access Services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The Cash Access Services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our Cash Access Services are provided through gaming establishment cashier personnel, in which case the gaming establishment is required to file Currency Transaction Reports, or CTRs, or Suspicious Activity Reports, or SARs. In a limited number of gaming establishments, we provide our Cash Access Services directly to gaming patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers.

In the event that any regulatory authority determines that the manner in which we provide cash access services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act and the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.

Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs. Finally, as we develop new products and services, we may become subject to additional regulations.

Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (“SOX”), and the rules and regulations of The Nasdaq National Market (“Nasdaq”). We have been subject to the Exchange Act since 2001 and provisions of SOX since 2005, as a result of the change in ownership control. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have placed significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table sets forth the location, principal use and size of each of our facilities:

		Building
		Square
Location	Use	Feet

Las Vegas, Nevada	Administrative, sales, finance and IT offices	8,300
Burnsville, Minnesota	Call center, technical support and warehousing	5,300

We lease our Las Vegas, Nevada facility pursuant to a lease agreement, the term of which expires in July 2010, and our Burnsville, Minnesota facility pursuant to a lease agreement, the term of which expires in June 2006. In addition to these facilities, we occupy space within certain casinos pursuant to financial services agreements in order to provide full service check cashing. The casino receives commissions based on the transactions that we process at the casino, but no direct lease payments are made for the space provided. Our employees manage the booth, but the casino operator maintains ownership of the facility.

Item 3.	LEGAL PROCEEDINGS

We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

Item. 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business.

Market Information

On December 23, 2005, our Board of Directors approved a resolution authorizing and directing our officers to withdraw the listing of our common stock from the American Stock Exchange (“AMEX”) and to list such common stock on Nasdaq. Our common stock ceased trading on AMEX after the close of market on January 5, 2006, and began trading on Nasdaq on January 6, 2006 under the symbol “CKNN.” Our common stock was traded on AMEX from January 6, 2004 through January 5, 2006 under the symbol “CKN,” and on the OTC Bulletin Board of Nasdaq from March  15, 2001 through December 31, 2003 under the symbol “CSHS.”

The following table shows the range of high and low sales prices (based on daily closing price) for our common stock for the periods indicated.

	Price Range
	2005		2004
Quarter Ended	High	Low	High	Low

March 31	$9.47	$6.75	$8.20	$5.55
June 30	8.28	6.20	6.80	4.95
September 30	9.25	6.10	6.51	5.27
December 31	8.77	5.81	9.14	6.75

Holders

The number of direct record holders of our common stock as of March 13, 2006 was approximately 158. This does not include an indeterminate number of stockholders who may hold their shares in “street name,” estimated to amount to approximately 600 at March 13, 2006 based upon information provided to us by American Registrar & Transfer Co.

Recent Sales of Unregistered Securities

During 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of our common stock prior to exercise) resulting in the issuance of 93,593 shares of our common stock. In addition, 90,450 five-year warrants were exercised during 2005 for cash of $190,900 at a weighted average exercise price of $2.11 per share.

During 2005, 522,250 options were exercised for cash of $1,363,529 at a weighted average exercise price of $2.61.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2005.

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to	Weighted Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,105,500	$6.02	394,500
Equity compensation plans not approved by security holders	82,500	$1.50	—

TOTAL	2,188,000	$5.85	394,500

Purchase of Equity Securities

In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock; however, during 2005, we did not purchase any shares of our common stock or any other equity securities.

Item 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below has been derived from our audited Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Commissions Revenue	$63,166	$48,411	$32,728	$15,347	$8,101
Total Operating Expenses	68,901	44,613	30,386	15,862	8,375
Income (Loss) from Operations	(5,735)	3,798	2,342	(515)	(274)
Total Other Income (Expense)	(387)	(248)	(545)	(456)	(502)
Income (Loss) before Income Taxes	(6,122)	3,549	1,797	(971)	(776)
Provision for (Benefit from) Income Taxes	(2,357)	1,366	142	—	—
Net Income (Loss)	(3,765)	2,183	1,655	(971)	(776)
Net Income (Loss) per Common Share — Basic	(0.23)	0.14	0.13	(0.08)	(0.07)
Net Income (Loss) per Common Share — Diluted	(0.23)	0.14	0.12	(0.08)	(0.07)
Weighted Average Common Shares outstanding — Basic	16,606	15,073	12,741	12,070	10,538
Weighted Average Common Shares outstanding — Diluted	16,606	16,131	13,501	12,070	10,538

	As of December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance Sheet Data (at end of period):
Current assets	$43,990	$27,367	$5,393	$1,178	$238
Current liabilities	33,158	12,077	4,544	2,437	2,064
Working capital	10,832	15,290	849	(1,259)	(1,826)
Current ratio	1.3 to 1	2.3 to 1	1.2 to 1	0.5 to 1	0.1 to 1
Total assets	51,435	31,615	7,702	3,148	1,922
Long-term liabilities	1,092	797	436	19	55
Stockholders’ equity	17,185	18,741	2,723	692	(198)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes to the financial statements, and the other information included or incorporated by reference herein.

Overview

We provide credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”) to casinos, a majority of which are owned and operated by Native American tribes. These products are the primary means by which casinos make cash available to gaming patrons. We also provide casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. At December 31, 2005, our Cash Access Services were utilized at 168 gaming locations and 30 retail locations nationwide. With our February 28, 2006 acquisition of Indian Gaming Services, we added 11 more casinos as customers. In addition, the acquisition provides us with access to other credit and debit processing opportunities.

Credit Card Cash Advances and POS Debit Card Transactions

Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at over 90 casinos. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.

A gaming patron can initiate a CCCA transaction through one of our “All-In-1 ATMs” or kiosks. The “All-In-1 ATM” or kiosk terminal will prompt the gaming patron to swipe his/her credit or debit card and enter the dollar amount requested. The “All-In-1 ATM” or kiosk terminal will then dial the appropriate bank for an authorization or disapproval. If authorized, the “All-In-1 ATM” or kiosk terminal will direct the gaming patron to a casino cage. Once at the cage, the gaming patron will present his/her credit/debit card and driver’s license. A cage cashier will swipe the credit/debit card in a Company terminal which communicates with the “All-In-1 ATM” or kiosk terminal. The purpose of the second swipe is for identification purposes only. After finding the approved transaction, the cage terminal will provide the cashier with two options in order to obtain the gaming patron’s address, driver’s license and telephone number, which must be imprinted on each check. The first option is to swipe the gaming patron’s driver’s license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Company check. The cashier will give the gaming patron cash in the amount requested after he/she signs the Company check. Our check is then deposited by the casino into its account for payment from a Company account and we debit the gaming patron’s credit or debit card. This transaction can be accomplished without the gaming patron using a personal identification number (“PIN”). Gaming patrons pay a service charge typically between 6%-7% for credit card advances and a fixed fee plus 2% for POS debit card withdrawals.

ATM Cash Withdrawals

We offer a full menu of ATM services to casinos and retailers. Through our standard ATMs and our “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by us or directly by the casino or retailer. If the casino or retailer provides the vault cash, we pay a fee to the casino or retailer for the use of such cash. We process ATM transactions through ATM networks with which we have licensing agreements. In addition, through lease agreements, we provide ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of our standard ATMs or “All-In-1 ATMs.” Our processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.

Check Cashing Solutions

We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2005, there were approximately 18 casinos utilizing our full service check cashing services. Second, we provide check guarantee services with the assistance of third party providers and check verification services.

During 2005, we processed approximately $2.5 billion, as compared to $1.5 billion during 2004, in cash advance, ATM and check cashing transactions, reflecting the greater number of casinos that used our Cash Access Services, as well as increases in the volumes of businesses from our current casino customers. During 2005, we generated revenues of $63.2 million, a 30.5% increase over our revenues from 2004. Our operating expenses in 2005 increased to $68.9 million, from $44.6 million in 2004.

Our increased operating expenses in 2005 reflect our investment of substantial time and money to build our internal human resources and technology infrastructure. This was necessitated by both the need to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) and to position the Company for future growth in its current market and expansion into new markets.

We continually seek to develop new technology that will make cash advance transactions more convenient for customers. For example, we previously created a wireless cash advance system that allows gaming patrons to complete a transaction from remote areas of the casino, such as a slot machine or gaming table. We are placing an emphasis on expanding our wireless cash advance system and cashless gaming systems.

Over the past two years, we have entered into several strategic alliances with Certegy, TDN Money Systems, Progressive Gaming International and Western Money Systems. These alliances have allowed us to expand our product offerings and enter into markets that we have not previously serviced. We continue to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.

Results of Operations

The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Income expressed as a percentage of total sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

				Year-to-Year % Change
	Percentage of Revenues			Increase (Decrease)
	2005	2004	2003	05 vs. 04	04 vs. 03

Commissions Revenue	100.0%	100.0%	100.0%	30.5%	47.9%
Total Operating Expenses	109.1%	92.2%	92.8%	54.4%	46.8%
Income (loss) from Operations	(9.1)%	7.8%	7.2%	(251.0)%	62.2%
Total Other Income (Expense)	(0.6)%	(0.5)%	(1.7)%	55.8%	(54.5)%
Income (Loss) before Income Taxes	(9.7)%	7.3%	5.5%	(272.5)%	97.6%
Provision for (Benefit from) Income Taxes	(3.7)%	2.8%	0.4%	(272.5)%	862.0%
Net income (Loss)	(6.0)%	4.5%	5.1%	(272.5)%	32.0%

2005 Compared With 2004

Revenues for the year ended December 31, 2005 were $63.2 million compared to $48.4 million for the same period in 2004. The 30.5% increase in 2005 revenues is due primarily to the addition of three new customers and the continued expansion of products and services to gaming operations. Our ability to expand and win business relationships is based on our focus on technology and superior service. We expect to be successful in our bids to win new contracts and to expand offerings under existing contracts.

Operating expenses for the year ended December 31, 2005 were $68.9 million compared to $44.6 million for 2004. The 54.4% increase in operating expenses was primarily due to the increased commissions, credit card processing costs as a direct result of an increase in revenues from the new customers added in 2005. It also includes unusual write-offs of $2.7 million that relate to bad debt, and other receivable write-offs.

We also incurred significant costs associated with compliance with SOX. Approximately $2.4 million of costs were directly attributable to SOX compliance, including costs for consultants, travel, overtime and testing of controls. Throughout 2005, we retained consultants to assist in developing the necessary internal controls to satisfy the requirements of SOX and to provide us with the tools to properly manage and control the operation of our business. We anticipate that the need for SOX consultants will be reduced during 2006, as more of the internal control process is maintained internally, as a result of the increase in personnel, software and accounting system infrastructure that we implemented during 2005.

There was a significant increase in payroll during 2005, due to our focus on building the internal infrastructure. The increase in personnel reflected in the increased payroll expense is part of our plan to establish sufficient infrastructure to enable us to grow on a going forward basis and is part of our plan to for managing SOX compliance more efficiently and effectively in the future. We also implemented during 2005 a new accounting system to better manage our internal control systems. Implementation of the new accounting system required substantial personnel time and effort which is reflected as part of the increase in payroll.

On November 14, 2005, our Board of Directors approved the accelerated vesting of all unvested stock options granted under the Stock Option Plan of 2001 and the Equity Incentive Plan of 2005. As a result of the vesting acceleration, options to purchase 1,205,000 shares of our common stock became exercisable immediately, and we recognized an expense in the fourth quarter of 2005 of approximately $156,000 after tax. Based on changes to the accounting rules relating to the expensing of stock options that became effective on January 1, 2006, we estimate that accelerating the vesting of the options will eliminate pre-tax compensation expenses of approximately $3.2 million, $1.6 million, and $0, which otherwise would have been recognized in our statements of income for the years ending December 31, 2006, 2007, and 2008, respectively. Our Board of Directors determined that the decision to accelerate the vesting of the options was in the best interests of our stockholders as it will reduce our reported compensation expense in future periods.

Interest expense for the year ended December 31, 2005 increased to $0.6 million from $0.3 million for the year ended December 31, 2004 primarily due to our increased use of cash supplied pursuant to our vault cash agreement with Fidelity Bank to meet the normal operating requirements of certain of our ATMs.

We expect to reduce our operating costs in the future as a percentage of revenues through the expansion of product offerings and technology applications which will make the overall operations more cost effective. As part of the new product offerings and technology applications, we continue to explore cashless gaming through internal development and alliances with other parties.

Income before income taxes was a loss of $6.1 million compared to profit of $3.5 million for 2004. This substantial change in operating results was due to the factors described above. While we increased revenues, our expenses increased substantially more due to the increase in payroll, SOX compliance, unusual and infrequent write-offs, increased commissions, processing costs and check-cashing costs related to the increased revenues. On a fully diluted basis, after-tax net income of ($3.8 million) for 2005 was (6.0)% of sales or ($0.23) per share, as compared to net income of $2.2 million which was 4.5% of sales of $0.14 per share for the prior fiscal year.

2004 Compared With 2003

Revenues for the year ended December 31, 2004 were $48.4 million compared to $32.7 million for the same period in 2003. The 47.9% increase in 2004 revenues was due to the continued expansion of products and services to additional gaming operations. Our ability to expand and win business relationships is based on tour focus on technology and superior service.

Operating expenses for the year ended December 31, 2004 were $44.6 million compared to $30.4 million for 2003. The 46.8% increase in operating expenses was primarily due to the increased commissions, credit card processing costs and payroll costs as a direct result of an increase in revenues. As a percentage of revenues, operating expenses were 92.2% of revenues for the year ended December 31, 2004 compared to 92.8% of revenues for 2003.

Income before income taxes was $3.5 million and $1.8 million for 2004 and 2003, respectively, representing a 97.5% improvement year over year. On a fully diluted basis, after-tax net income of $2.2 million for 2004 was 4.5% of sales or $0.14 per share, as compared to net income of $1.7 million which was 5.1% of sales or $0.12 per share for the prior year.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $30.2 million compared to $13.0 million at December 31, 2004. Cash provided from operations totaled $0.4 million and cash used in operations totaled $6.7 million at December 31, 2005 and 2004, respectively. We also generated cash of approximately $1.4 million and $12.5 million in 2005 and 2004, respectively, from the sale of common stock to employees upon the exercise of common stock options.

Working capital was $10.8 million at December 31, 2005 compared to $15.3 million at December 31, 2004. We expect our operating working capital requirements to increase in fiscal 2006 as our sales and product development increase. We expect to fund any such increase with cash flow from operations and borrowings under our bank credit facilities for at least the next 12 months. Settlements due from credit card processors was $7.7 million at December 31, 2005 compared to $8.3 million at December 31, 2004. We expect that settlements due from credit card processors to be comparable to the December 31, 2005 and December 31, 2004 balances in future years.

We have expended considerable resources in the form of personnel and cash expenditures and anticipate that the cost of compliance with SOX will continue to impact the coming fiscal year. These expenditures will be recorded as period expenses as incurred. In addition, we upgraded our accounting system during 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.

We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.

We may consider the utilization of debt or additional equity funding for strategic acquisitions. However, there can be no assurance that debt or additional equity funding will be available on terms acceptable to us or on any terms whatsoever.

Contractual Obligations and Commitments

The following is a table of contractual obligations and commitments as of December 31, 2005:

Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$452,275	$126,575	$270,953	$54,747	$—

Line of Credit	$5,200,000	$5,200,000	$—	$—	$—
Total	$5,652,275	$5,326,575	$270,953	$54,747	$—

On November 10, 2005, and to facilitate our acquisition of Indian Gaming Services, we entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provide for a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. We may request future increases in the amount of the line of credit subject to our compliance with various covenants on a pro forma basis after such increase. Amounts outstanding under the line of credit bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on our ratio of funded debt to earnings before EBITDA. Alternatively, we may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The loan documents contain various financial and other covenants. We paid an up-front loan fee and are obligated to pay a commitment fee based on the unused portion of the loan commitment and our ratio of funded debt to EBITDA. $5,500,000 of the Credit Agreement is available for our working capital needs. $7,500,000 of the Credit Agreement was available for our acquisition of Indian Gaming Services from Borrego Springs Bank, N.A., described below in Footnote 14. Subsequent Events. As of December 31, 2005, we had outstanding borrowings of $5,200,000 at an interest rate of 7.25%.

At December 31, 2005, we were not in compliance with two covenants related to Funded Debt to EBITDA and Minimum EBITDA. We sought and were granted a waiver for these two covenant violations as of December 31, 2005.

We maintain a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, we are required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expires June  1, 2006. We expect that this letter of credit will be renewed for a one-year term commencing June 1, 2006.

With respect to capital expenditures, we expect capital spending in 2006, exclusive of capitalized software development costs, to be approximately $2.0 million, which includes discretionary items.

During the first quarter of 2006, we completed the acquisition of Indian Gaming Services. We paid $12 million for all of the assets of Indian Gaming Services. The purchase price was partially funded through a private placement of 710,000 shares of our common stock with a market value of approximately $4,470,160.

We increased our borrowings under our line of credit to facilitate the cash payment requirements of the acquisition.

Off Balance Sheet Arrangements

We obtain currency to meet the normal operating requirements of certain of our ATMs pursuant to a vault cash agreement with Fidelity Bank. Under this agreement, all currency supplied by Fidelity Bank remains the sole property of Fidelity Bank at all times until it is dispensed, at which time Fidelity Bank obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Fidelity Bank obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Fidelity Bank pursuant to the vault cash agreement are reflected as interest expense in our financial statements.

Critical Accounting Policies

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, collectibility of loans receivable, the lives and continued usefulness of property and equipment and contingencies. Due to uncertainties, however, it is at least reasonably possible that our estimates will change during the next year. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. The reasonable assurance is based on the transactions being authorized and preapproved by credit card vendors or third parties. We evaluate our commissions revenue streams for proper timing of revenue recognition.

Credit card cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Credit card cash advance revenue is recognized at the point that a negotiable check instrument is generated by the casino cashier or cash cage operation based upon authorization of the transaction.

ATM fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transactions are initiated. Upfront patron transaction fees are recognized when a transaction is authorized. We provide cash through wire transfers to certain casinos for ATMs and record a receivable from the casinos.

Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. We engage an independent third party to guarantee the collectability of the checks. We record a receivable for all guaranteed checks returned for insufficient funds.

We have determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

We have recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card that we are unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2005 and 2004 was $226,184 and $80,000, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No. 123 and supersedes Opinion 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123(R) on January 1, 2006. We believe the adoption of this statement will not have a material impact on our financial position, results of operations and cash flows, since all outstanding options as of December 31, 2005 are fully vested.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrower additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risks

During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual asset values. We constantly assess these risks and have established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

Interest Rate Risk

We had $5.2 million in borrowings outstanding under our bank credit facility at December 31, 2005. Amounts outstanding under this facility bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on our ratio of funded debt to earnings before EBITDA. Alternatively, we may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The interest rate under this facility is currently set at 1.5% over the LIBOR rates. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would increase or decrease by approximately $0.5 million on a pre-tax basis.

In addition, our vault cash arrangement with Fidelity Bank requires that we pay fees on the balance of the funds provided in an amount equal to the bank’s prime rate of interest plus 2% (9.25% at December 31, 2005) or 10%, whichever is greater. At December 31, 2005 and 2004, the rate was 10%. There is no effect if the prime rate decreases as the minimum rate is set at 10%. However, if the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Cash Systems and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent certified public accountants on accounting principles or practices or financial statement disclosures.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2005 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that although controls for financial close and reporting were in place at year end, they were not in place for a sufficient period of time for management to obtain sufficient evidence that the controls were operating effectively as of December 31, 2005.

Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of December 31, 2005, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Our assessment identified deficiencies that in the aggregate were determined to be a material weakness.

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a more than remote likelihood that a material misstatement could occur. Controls for financial close and reporting were in place as of year end; however, they were not in place for a sufficient period of time for management to obtain sufficient evidence that the controls were operating effectively as of December 31, 2005.

As a result of management’s assessment that the significant deficiencies relating to financial close and reporting constituted, in the aggregate, a material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2005.

The following significant deficiencies identified by management, which aggregated into a material weakness, are described as follows:

•	During testing it was noted that monthly and quarterly reconciliations were not performed on a timely basis and in some instances did not have adequate backup support.

•	During testing it was noted that monthly entries were posted after the related period financial close checklist had been signed by the Controller.

•	During testing it was noted that we did not have consistent procedures in place for reviewing and approving journal entries prior to posting or in an acceptable period of time after posting.

•	During testing it was noted that our financial close checklist utilized by the Controller was not being used in a timely manner to ensure that all transactions are recorded and the general ledger is final for reporting purposes.

Remediation Plan

Throughout 2005, management has invested significant capital and effort to implement new procedures and controls necessary to become compliant with SOX. However, due to circumstances outside the control of management, we were unable to test our financial close and reporting controls during this period.

Subsequent to December 31, 2005, we have undertaken, and will continue to undertake, extensive work to remediate the material weakness described above, including identifying specific remediation initiatives.

•	As of January 2006, we have resolved certain accounting system issues.

•	We are in the process of evaluating the accounting personnel responsible for financial reporting and control as well as the consultants hired to implement these procedures.

•	Management plans to have our independent registered public accounting firm, perform an engagement to determine if our material weakness continues to exist in 2006.

The implementation of these initiatives and additional procedures being developed is a priority for us in 2006.

Our independent registered public accounting firm, Virchow Krause & Company, LLP has issued an attestation report on management’s assessment of our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Cash Systems, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting as of 12/31/2005, appearing under Item 9A, that Cash Systems, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cash Systems, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. An aggregation of significant deficiencies in the financial close and reporting process has been determined to be a material weakness. The controls determined to be significant deficiencies were those around monthly and quarterly reconciliations not being performed timely, nor with sufficient support; entries being posted without verification of review and after the related period close; consistent procedures were not in place for approval in an acceptable period of time and financial close checklists and procedures not being utilized in a consistent or timely manner to ensure all transactions were recorded and reconciled and the general ledger is final for reporting purposes. Because these significant deficiencies were identified during the financial audit, there was no actual impact to the 2005 financial reporting. However, ineffective controls in financial close and reporting could result in material misstatements.

Additionally, a scope limitation imposed by the circumstances related to management’s implementation of changes to internal controls related to financial close and reporting to correct a material weakness, identified by both management and Virchow Krause during the financial statement audit process prior to the date of its report, has not allowed for a sufficient time period for us to have tested and concluded on the effectiveness of the controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 28, 2006 on those financial statements.

In our opinion, management’s assessment that Cash Systems, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cash Systems, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s plan to correct material weaknesses.”

We have also audited, in accordance with the Standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006, expressed an unqualified opinion.

/S/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 28, 2006

Changes in Internal Control

Based on the evaluation required by Rule 13a-15(d) of the Exchange Act, there were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.  The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To Stockholders, Audit Committee and Board of Directors
Cash Systems, Inc. and Subsidiaries
Las Vegas, Nevada

Our report on our audits of the basic consolidated financial statements of Cash Systems, Inc. and Subsidiaries for the years ended December 31, 2005, 2004 and 2003 appears on page F-2. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 28, 2006

Financial Statement Schedule:

II — Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

SCHEDULE II

CASH SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at	Costs and		Balance at
Description	Beginning of Year	Expenses	Deductions	Year End

ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Reserve on other receivables	—	$49,336	—	2005	$49,336
	—	—	—	2004	—
	—	—	—	2003	—
Reserve on credit card chargebacks payable	—	$64,332	—	2005	$64,332
	—	—	—	2004	—
	—	—	—	2003	—
Reserve on holdback reserve from Credit Card Processors	—	$195,000	—	2005	$195,000
	—	—	—	2004	—
	—	—	—	2003	—

(3)	List of Exhibits.

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and Borrego Springs Bank, N.A., as amended(1)
3.1	Amended and Restated Certificate of Incorporation of Cash Systems, Inc.(2)
3.2	Amended and Restated Bylaws of Cash Systems, Inc.(3)
10.1	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Michael D. Rumbolz(4)
10.2	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Craig Potts(4)
10.3	Executive Employment Agreement dated June 6, 2005 between Cash Systems, Inc. and John Glaser(5)
10.4	Executive Employment Agreement dated October 18, 2005 between Cash Systems, Inc. and Christopher D. Larson
10.5	2001 Stock Option Plan, as amended(6)
10.6	Form of Incentive Stock Option Agreement under the 2001 Stock Option Plan(6)
10.7	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option Plan(5)
10.8	2005 Equity Incentive Plan(7)
10.9	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan(5)
10.10	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan(5)
10.11	Common Stock Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)

Exhibit
Number	Description

10.12	Registration Rights Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)
10.13	Credit Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)
10.14	Security Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)
21	Subsidiaries of Cash Systems, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc., a Delaware corporation (the “Company”), filed March 6, 2006, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (SEC Registration No. 001-31955), and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 29, 2004, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 2, 2005, and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed November 17, 2005, and incorporated herein by this reference.

(b) Exhibits.  Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K.

(c) Additional Financial Statements.  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.

/s/  Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer

DATE: March 16, 2006

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Michael D. Rumbolz and Christopher D. Larson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer and Director
(Principal executive officer)
DATE: March 16, 2006

/s/  Christopher D. Larson
Christopher D. Larson
Interim Chief Financial Officer and Director
(Principal financial and accounting officer)

DATE: March 16, 2006

/s/  Patrick R. Cruzen
Patrick R. Cruzen
Director

DATE: March 16, 2006

/s/  Gordon T. Graves
Gordon T. Graves
Director

DATE: March 16, 2006

/s/  Donald D. Snyder
Donald D. Snyder
Director

DATE: March 16, 2006

/s/  Patricia W. Becker
Patricia W. Becker
Director

DATE: March 16, 2006

CASH SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Cash Systems, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Systems, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period then ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 28, 2006

CASH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,247,119	$13,043,874
Related parties receivable	—	183,560
Current portion of prepaid commissions	501,343	348,601
Current portion of loans receivable	874,133	1,849,420
Other receivables	—	645,006
Deferred income taxes	1,677,000	336,000
Settlements due from credit card processors	7,683,417	8,321,813
Other current assets	3,006,880	2,638,759

Total Current Assets	43,989,892	27,367,033

PROPERTY AND EQUIPMENT, NET	5,258,980	3,373,170
OTHER ASSETS
Deferred income taxes	1,721,000	—
Long-term prepaid commissions, net of current portion	341,019	523,827
Long-term loans receivable, net of current portion	47,941	350,835
Other	75,898	—

Total Other Assets	2,185,858	874,662

TOTAL ASSETS	$51,434,730	$31,614,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$21,768,860	$9,763,338
Line of credit — bank	5,200,000	—
Accounts payable — trade	2,541,396	436,322
Credit card cash advance fees payable	859,063	655,036
ATM commissions payable	1,184,498	629,328
Credit card chargebacks payable, net of reserve of $64,332 and $0	226,184	80,000
Check cashing commissions payable	105,084	102,801
Due to related party	—	211,846
Other accrued expenses	1,273,065	197,869

Total Current Liabilities	33,158,150	12,076,540

LONG-TERM LIABILITIES
Deferred income taxes	1,092,000	797,000

Total Liabilities	34,250,150	12,873,540

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 16,879,738 and 16,173,445 shares issued and outstanding	16,879	16,173
Additional paid-in capital	19,046,379	16,838,356
Retained earnings (accumulated deficit)	(1,878,678)	1,886,796

Total Stockholders’ Equity	17,184,580	18,741,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,434,730	$31,614,865

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Commissions on credit card cash advances, ATMs and check cashing services	$63,165,958	100.0%	$48,411,008	100.0%	$32,728,186	100.0%
Operating expenses
Commissions	31,520,324	49.9%	23,227,573	48.0%	16,208,769	49.5%
Processing costs	14,292,699	22.7%	8,536,613	17.6%	6,334,685	19.3%
Check cashing costs	4,913,081	7.8%	2,843,857	5.9%	1,169,372	3.6%
Armored carrier services	536,121	0.8%	458,554	1.0%	447,090	1.4%
Payroll, benefits and related taxes	8,562,842	13.6%	5,103,017	10.5%	2,986,705	9.1%
Professional fees	2,430,129	3.8%	732,893	1.5%	516,880	1.6%
Compensation expense related to warrants and options	260,350	0.4%	91,377	0.2%	185,105	0.6%
Other general and administrative expenses	5,126,925	8.1%	2,856,520	5.9%	1,968,225	6.0%
Depreciation and amortization	1,259,337	2.0%	762,987	1.6%	569,658	1.7%

Total operating expenses	68,901,808	109.1%	44,613,391	92.2%	30,386,489	92.8%

Income (loss) from operations	(5,735,850)	(9.1)%	3,797,617	7.8%	2,341,697	7.2%

Other income (expense)
Interest expense	(636,937)	(1.0)%	(269,050)	(0.5)%	(411,812)	(1.3)%
Amortization of original issue discount	—	0.0%	—	0.0%	(133,843)	(0.4)%
Interest and other income	250,113	0.4%	20,683	0.0%	617	0.0%

Total other income (expense)	(386,824)	(0.6)%	(248,367)	(0.5)%	(545,038)	(1.7)%

Income (loss) before income taxes	(6,122,674)	(9.7)%	3,549,250	7.3%	1,796,659	5.5%
Provision for (benefit from) income taxes	(2,357,200)	(3.7)%	1,365,832	2.8%	142,000	0.4%

Net income (loss)	$(3,765,474)	(6.0)%	$2,183,418	4.5%	$1,654,659	5.1%

Net income (loss) per common share:
Basic	$(0.23)		$0.14		$0.13

Diluted	$(0.23)		$0.14		$0.12

Weighted average common shares outstanding:
Basic	16,606,335		15,072,768		12,740,653

Diluted	16,606,335		16,131,136		13,500,976

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

					Retained
			Additional	Deferred	Earnings
	Common Stock		Paid-in	Consulting	(Accumulated
	Shares	Amount	Capital	Services	Deficit)	Total

Balance — December 31, 2002	12,600,195	$12,600	$2,750,478	$(119,742)	$(1,951,281)	$692,055
Conversion of notes payable into common stock	52,060	52	108,881			108,933
Deferred consulting services related to stock options issued to non-employee			272,722	(272,722)		—
Cashless exercise of stock warrants	182,980	183	(183)			—
Issuance of common stock, net of cash expenses of $33,036	57,500	58	81,906			81,964
Deferred compensation expense				185,105		185,105
Net Income					1,654,659	1,654,659

Balance — December 31, 2003	12,892,735	$12,893	$3,213,804	$(207,359)	$(296,622)	$2,722,716
Cashless exercise of stock warrants	51,460	51	(51)			—
Exercise of stock warrants for cash	144,750	145	222,105			222,250
Exercise of stock options for cash	584,500	584	1,386,616			1,387,200
Issuance of common stock for cash, net of cash expenses of $1,270,634	2,500,000	2,500	11,225,864			11,228,364
Deferred consulting services related to options issued to non-employee				91,377		91,377
Elimination of deferred consulting services relating to unvested non-employee options upon cancellation of related contract			(115,982)	115,982		—
Tax benefit associated with employee stock option exercises			906,000			906,000
Net Income					2,183,418	2,183,418

Balance — December 31, 2004	16,173,445	$16,173	$16,838,356	$—	$1,886,796	$18,741,325
Cashless exercise of stock warrants	93,593	94	(94)			—
Exercise of stock warrants for cash	90,450	90	190,810			190,900
Exercise of stock options for cash	522,250	522	1,363,007			1,363,529
Compensation expense associated with accelerated vesting of stock options			260,350			260,350
Tax benefit associated with employee stock option exercises			393,950			393,950
Net loss					(3,765,474)	(3,765,474)

Balance — December 31, 2005	16,879,738	$16,879	$19,046,379	$—	$(1,878,678)	$17,184,580

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(3,765,474)	$2,183,418	$1,654,659
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,259,337	762,987	523,430
Compensation expense related to warrants and options	260,350	91,377	185,105
Tax benefit associated with employee stock option exercises	393,950	906,000	—
Amortization of original issue discount	—	—	133,843
Amortization of debt issuance costs	5,031	—	46,228
Deferred income taxes	(2,767,000)	406,000	55,000
Interest receivable on loans receivable	(18,137)	(16,294)	—
Changes in operating assets and liabilities:
Related parties receivable	183,560	(158,560)	(25,000)
Prepaid commissions	(152,742)	13,399	(307,833)
Other receivables	645,006	(27,267)	(101,156)
Settlements due from credit card processors	638,396	(8,321,813)	—
Other current assets	(368,121)	(1,596,586)	(1,017,204)
Long-term prepaid commission	182,808	(523,827)	—
Long-term receivable	—	453,295	(282,402)
Accounts payable — trade	2,105,074	(1,298,331)	1,472,579
Credit card cash advance fees payable	204,027	(88,387)	102,989
ATM commissions payable	555,170	297,384	27,252
Credit card chargebacks payable	146,184	(23,957)	(261,253)
Check cashing commissions payable	2,283	11,655	91,146
Due to related party	(211,846)	211,846	—
Other accrued expenses	1,075,196	(23,488)	130,976

Cash flows provided from (used in) operating activities	373,052	(6,741,149)	2,428,359

Cash flows from investing activities:
Purchases of property and equipment	(3,145,147)	(2,280,366)	(1,167,484)
Loans receivable, net	1,296,318	(2,183,961)	—
Patent acquisition costs	(20,560)	—	—

Cash flows used in investing activities	(1,869,389)	(4,464,327)	(1,167,484)

Cash flows from financing activities:
Checks issued in excess of cash in bank	12,005,522	9,077,220	686,118
Proceeds from line of credit — bank	5,200,000	—	—
Debt issuance costs	(60,369)	—	—
Payments on long-term debt	—	(713,035)	(484,535)
Issuance of common stock, net of expenses	—	11,239,968	99,999
Exercise of stock options	1,363,529	1,387,200	—
Exercise of warrants	190,900	222,250	—
Proceeds from long-term debt and common stock warrants	—	—	490,000
Net payments on notes payable — officers	—	—	(101,646)
Payments on capital lease obligations	—	—	(9,311)

Cash flows provided from financing activities	18,699,582	21,213,603	680,625

Increase in cash and cash equivalents	17,203,245	10,008,127	1,941,500
Cash and cash equivalents, beginning of year	13,043,874	3,035,747	1,094,247

Cash and cash equivalents, end of year	$30,247,119	$13,043,874	$3,035,747

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount	$518,920	$263,071	$403,210
Cash received from income taxes	609,322	1,003,769	—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of other current assets to proceeds from issuance of common stock	$—	$11,604	$18,035
Note receivable issued in connection with sale of ATMs	—	242,000	—
Conversion of notes payable into common stock	—	—	108,933

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

Cash Concentrations

Bank balances exceeded federally insured levels during 2005 and 2004 and exceeded federally insured levels at December 31, 2005 and 2004. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Software Development Costs

Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2005 and 2004, the Company capitalized $1,134,931 and $844,336 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $250,561, $142,098 and $129,335 for the years ended December 31, 2005, 2004 and 2003, respectively.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan of one to two years using the straight-line method, which approximated the interest method. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $5,031, $0, and $46,228.

Stock Issuance Costs

Stock issuance costs paid prior to receipt of proceeds from equity financing are recorded in other current assets. There were no stock issuance costs recorded for the year ended December 31, 2005. During the year ended December 31, 2004, costs of $11,604 were charged to additional paid-in capital upon completion of the equity financing.

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

Patents

Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. There was no amortization expense for the year ended December 31, 2005.

Revenue Recognition

The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company’s results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. The reasonable assurance is based on the transactions being authorized and preapproved by credit card vendors or third parties. We evaluate our commissions revenue streams for proper timing of revenue recognition.

Credit card cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Credit card cash advance revenue is recognized at the point that a negotiable check instrument is generated by the casino cashier or cash cage operation based upon authorization of the transaction.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ATM fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transactions are initiated. Upfront patron transaction fees are recognized when a transaction is authorized.

The Company provides cash through wire transfers to certain casinos for ATMs and records a receivable from the casinos.

Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. The Company engages an independent third party to guarantee the collectability of the checks. The Company records a receivable for all guaranteed checks returned for insufficient funds.

The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card that the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2005 and 2004 was $226,184 and $80,000, respectively.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to net operating losses, depreciation and accrued expenses not currently deductible.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s financial statements. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2005, 2004 and 2003, net income (loss) and comprehensive income (loss) were equivalent.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:

Short-term Assets and Liabilities:

The fair values of cash, settlements due from processors, other receivables, accounts payable, accrued liabilities, and line of credit-bank approximate their carrying values due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

FIN No. 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No. 123 and supersedes Opinion 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123(R) on January 1, 2006. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations and cash flows, since all outstanding options are fully vested as of December 31, 2005.

SFAS No. 154

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

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

casinos. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Reclassifications

Certain accounts in the prior years’ consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income (loss) or stockholders’ equity.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock , if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income (loss) and income (loss) per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Years Ended December 31,
	2005	2004	2003
	(In 000s except income (loss) per share amounts)

Reported net income (loss)	$(3,765)	$2,183	$1,655
Reported stock-based compensation, net of tax	156	—	—
Pro forma stock-based compensation, net of tax	(4,539)	(1,648)	(479)

Pro forma net income (loss)	$(8,304)	$535	$1,176

Net income (loss) per share:
Basic — as reported	$(0.23)	$.14	$0.13
Basic — pro forma	$(0.50)	$.04	$0.09
Diluted — as reported	$(0.23)	$.14	$0.12
Diluted — pro forma	$(0.50)	$.04	$0.09

In determining the compensation cost of the options granted during the years ended December 31, 2005, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 4.0 to 4.5%, 4.3 to 4.75% and 4.1% risk free interest rate, 6.5, 6.5 and 10 years for expected life of options granted, 54.1 to 65.4%, 70.3% to 207.3% and 172.2% expected volatility and 0% dividend yield, respectively.

On November 14, 2005, the Company accelerated the vesting of all unvested stock options held by the Company’s employees, officers and directors for approximately 1.2 million options to purchase shares of the Company’s common stock and resulted in expense of approximately $156,000 after tax effect, and a pro forma after

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax effect of $4.5 million, which is reflected in the table above for fiscal year 2005. The Board determined that the decision to accelerate the vesting of the options was in the best interests of stockholders as it will reduce our reported compensation expense in future periods.

The Company’s adoption of SFAS No. 123R was effective beginning with the Company’s quarter ended March 31, 2006, which will require all share-based payments to Company employees, including grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values.

Net Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Due to the net loss, no options or warrants for December 31, 2005 were dilutive. All options and warrants outstanding at December 31, 2004 and 2003 were dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share for fiscal year 2005, 2004 and 2003, respectively:

	Years Ended December 31,
	2005	2004	2003
	(In 000s except per share amounts)

Net Income (Loss)	$(3,765)	$2,183	$1,655
Weighted average common shares outstanding	16,606	15,073	12,741
Effect of dilutive securities	—	1,058	760
Weighted average common and dilutive shares outstanding	16,606	16,131	13,501
Net income (loss) per basic share	$(0.23)	$0.14	$0.13
Net income (loss) per diluted share	$(0.23)	$0.14	$0.12

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Advertising Expenses

Advertising costs are charged to expense as incurred. Advertising costs were $44,955, $76,024 and $55,420 for the years ended December 31, 2005, 2004 and 2003, respectively.

3.	Funding Arrangement

Fidelity Bank Agreement

In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (9.25% at December 31, 2005) or 10%, whichever is greater. At December 31, 2005 and 2004, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Site Funded ATMs

The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of December 31, 2005 and 2004, the Company operated 71 and 55 ATMs, respectively, that were site funded.

4.	Other Current Assets

Other current assets consisted of the following at December 31:

	2005	2004

Receivable from casinos	$819,593	$521,048
Income taxes receivable	260,714	862,937
Prepaid expenses	224,801	161,636
Receivable for check guarantees	301,535	695,229
Holdback reserve from credit card processor, net of reserve of $195,000 and $0	585,825	255,778
Other receivables, net of reserve of approximately $49,000 and $0	814,412	142,131

Total other current assets	$3,006,880	$2,638,759

Receivable from casinos

At two casinos, the Company purchases funds used in the replenishment of its cage operations and ATMs. Timing differences between payment for funds and receipt of funds has resulted in a receivable from casinos. In addition, at one casino, the Company funds the ATMs for the casino and has established a receivable from the casino for advanced funds. These receivables are usually collected within two days.

Receivable for check guarantees

The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 5% of funds paid on personal checks cashed at various casino locations. The Company has recorded a receivable for the checks that were returned for insufficient funds. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection. At December 31, 2004, the Company established an allowance for uncollectible accounts relating to the self-guaranteed checks in the amount of $70,000. Because the Company no longer self-guarantees checks, the Company did not record a receivable for guaranteed checks at December 31, 2005. Accordingly, the Company was not required to establish an allowance for uncollectible accounts relating to self-guaranteed checks at December 31, 2005.

Holdback reserve from credit card processor

The Company recorded a receivable for money due from one of its former credit card processors that the processor had held in reserve for final processing of transactions for the Company of $255,778 at December 31, 2004. The Company received payment for the 2004 holdback reserve during 2005.

During 2005, the Company’s current credit card processor improperly withheld transaction fees of $780,825. The Company believes the processor had no basis for assessing these fees. The Company has recorded a reserve of $195,000 related to costs which may be required in final settlement from the credit card processor.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Settlements due from credit card processors

The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. For the years ended December 31, 2005 and 2004, the balance of settlements due from credit card processors was $7,683,417 and $8,321,813, respectively.

6.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004

Furniture and equipment	$5,244,619	$3,320,399
Vehicles	65,169	65,169
Computer software	3,328,657	2,256,144
Leasehold improvements	148,375	—
Less: Accumulated depreciation and amortization	(3,527,840)	(2,268,542)

Total property and equipment, net	$5,258,980	$3,373,170

Depreciation expense and amortization of computer software for the years ended December 31, 2005, 2004 and 2003 was $1,259,337, $762,987 and $523,430, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of”, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

7.	Loans Receivable

During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and the stock certificates representing 51% of the stock of that company. The Company is a secured creditor in Nevada and Texas through UCC filings with a perfected, first priority security interest. Pursuant to the Security Agreement to the Loan, it is the discretion of the Company which, if any, assets is chooses to pursue for repayment of the Loan. The Company is not obligated to take control of the debtor as a means of repayment of the Loan. The Company evaluated its relationship with this entity and determined that although the entity is a variable interest entity, the Company is not the primary beneficiary as the Company is not required to take control of the entity in order to pursue repayment by taking possession of other assets. Therefore, the Company determined that no consolidation of this entity was required under FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46”.

The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005. The loan is currently in default and outside counsel has been

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained to pursue collection. The Company has not recorded a reserve for uncollectibility of this note receivable as the secured collateral, particularly equipment owned by the debtor, has a fair market value that exceeds the note balance. The balance outstanding including interest as of December 31, 2005 and 2004 was $606,217 and $381,592, respectively.

During August 2004, the Company sold ATMs to a customer and entered into a loan receivable with the customer for $242,000. This loan receivable bears interest at 8%, is collateralized by the ATMs and is due May 2006. As of December 31, 2005, this loan has been paid in full.

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

During December 2004, the Company advanced $1,000,000 to a casino developer on a collateralized basis under a loan receivable. This loan receivable bears interest at 8% and is collateralized by substantially all of the assets of the developer. The loan receivable had an original maturity date of March 1, 2005 which was extended by the Company under written agreement to April 30, 2005 and subsequently to May 31, 2005. The casino developer was in default under the advance and the Company made demand for repayment. As a result of the default, the loan receivable bears interest at 16% back to the date of origination. During 2005, the Company received $1,058,236 in payments from the developer which was applied to the outstanding balance. The Company wrote off the remaining balance of $76,633 which was the increased interest due to the loan falling into default. The balance outstanding as of December 31, 2005 and 2004, was $0 and $1,005,479, respectively, including interest.

During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATM machines at the ATM sites. The Company received $189,059 during 2005. The balance outstanding as of December 31, 2005 was $213,941 of which $25,170 is due upon the final installation of ATM machines at the ATM sites and the remaining balance of $188,771 to be repaid over 36 months.

During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At December 31, 2005 and December 31, 2004, the remaining balance was $101,916 and $334,961, respectively, including interest.

Total outstanding loans receivable at December 31, 2005 and December 31, 2004 was $922,074 and $2,200,255, respectively, which includes interest receivable of $34,431 and $16,294, respectively.

The future payments due to the Company relating to these loans receivable are as follows for the years ending December 31:

2006	$874,133
2007	47,941

Total	$922,074

8.	Checks Issued in Excess of Cash in Bank

The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.

9.	Line of Credit — Bank

On November 10, 2005, Cash Systems, Inc. entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provide for a two-year line of credit of up to $13,000,000 collateralized by substantially all of Cash Systems’ assets with the outstanding balance due on the expiration of the line of credit on November 9, 2007. Cash Systems may request future increases in the amount of the line of credit subject to Cash Systems’ compliance with various covenants on a pro forma basis after such increase. Amounts outstanding under the line of credit bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on Cash Systems’ ratio of funded debt to EBITDA. Alternatively, Cash Systems may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The loan documents contain various financial and other covenants. Cash Systems paid an up-front loan fee and will also pay a commitment fee based on the unused portion of the loan commitment and Cash Systems’ ratio of funded debt to EBITDA. $5,500,000 of the Credit Agreement is available for the Company’s working capital needs. $7,000,000 of the Credit Agreement was available for the Company’s acquisition of Indian Gaming Services from Borrego Springs Bank, N.A., described below in Footnote 14. Subsequent Events. The Company had outstanding borrowings of $5,200,000 at an interest rate of 7.25% at December 31, 2005.

At December 31, 2005, the Company was out of compliance with two covenants related to Funded Debt to EBITDA and Minimum EBITDA. The Company sought and was granted a waiver for these two covenant violations as of December 31, 2005.

10.	Related Party Transactions

During fiscal year 2004, the Company advanced $30,300 to a former officer of the Company. The advance was non-interest bearing, unsecured and due on demand and was repaid in full in April 2004. No balances are due from officers at December 31, 2005 or 2004.

The Company established a liability in the amount of $211,846 at December 31, 2004 relating to an overpayment upon the exercise of stock options by the former Chief Executive Officer of the Company, net of the costs incurred by the Company in assisting him in a private sale of his equity position. The liability was paid in full during 2005.

Through December 31, 2004, the Company was party to an agreement with Progressive Management Solutions, Inc. (“Progressive”). Progressive is wholly-owned by Mr. Roscoe Holmes who, subsequent to the date of the agreement, became Vice President of the Company. Under the agreement the Company granted Progressive the exclusive right to use equipment and services acquired from the Company to provide cash advance services to the Caribbean, Bahamas, Puerto Rico and other countries and U.S. territories off the eastern U.S. seaboard. In exchange for these rights, the Company received a 0.5% fee for all transactions processed by Progressive. The Company paid Progressive $232,902 and $447,197 for the years ended December 31, 2004 and 2003, respectively, in connection with this agreement. These payments were net of the 0.5% fee received by the Company. Also as of December 31, 2004, Progressive owed the Company $183,560 for processing for services provided by the Company. The Company believes the terms of its arrangement with Progressive are comparable to those that would be offered to an independent third party. The agreement terminated at December 31, 2004 and Mr. Holmes resigned his position as Vice President and became a regional sales representative to the Company. The receivable was paid in full during 2005.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Operating Leases

The Company’s principal office is located in Las Vegas, Nevada. In addition, the Company has an office in Burnsville, Minnesota which is used for the Company’s Technical Assistance Center and technical support staff. The lease in Las Vegas expires in July 2010 and the lease in Burnsville expires June 2006. The Company plans to relocate its Burnsville office to a new facility during 2006. The Company is required to pay base monthly rent plus real estate taxes and operating expenses on both locations. Rent expense was $246,973, $171,859 and $83,381 for the years ended December 31, 2005, 2004 and 2003, respectively. From December 2003 through October 2005, the Company leased space from a former officer of the Company on a month-to-month basis. Total rent expense to the former officer was $53,166, $63,663 and $5,305 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also maintains an equipment lease requiring monthly payments through March 2007.

Future minimum lease payments for the years ending December 31:

2006	$126,575
2007	88,228
2008	90,012
2009	92,712
2010	54,747

Total	$452,274

Casino Contracts

The Company has various contracts with casinos for providing cash access and check cashing services to gaming patrons with various expiration dates. The gaming patrons may obtain access to their funds through the use of the Company’s software and equipment for a service fee. The Company is obligated to pay a transaction fee to the casino generally based on a percentage of the service fee charged on each completed transaction. During the year ended December 31, 2005, the Company had two customers accounting for more than 10% of total revenues, for an accumulated total of 39.3% of fiscal year 2005 total revenues. For the years ended December 31, 2004 and 2003, the Company had two customers accounting for more than 10% of total revenues in both years, for an accumulated total of 44.5% and 27.6% of total revenues in 2004 and 2003, respectively.

Legal Proceedings

During 2001, the Company and Fidelity Bank, jointly, filed suit in Minnesota against an insurance company and Dunbar Armored, Inc., a former vendor, for approximately $412,000 related to a cash shortage from the Company’s automatic teller machines attributable to armored car services. Subsequent to filing the suit, the Company paid Fidelity Bank its share of the loss and proceeded forward with the claims against Dunbar. The Company was awarded damages totaling $651,000, which were collected by the Company in 2005, net of attorney fees.

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

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit

The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expires June 1, 2006 and will be renewed by the Company.

12.	Income Taxes

At December 31, 2005 and 2004, the Company had a federal operating loss carryforward of $8,102,000 and $318,000, respectively, and multiple state net operating loss carryforwards of $5,491,000 and $50,000, respectively, which begin to expire in 2025. The provision for (benefit from) income taxes consisted of the following components for the years ended December 31:

	2005	2004	2003
Current:
Federal	$—	$33,832	$20,000
State	15,800	20,000	67,000
Deferred	(2,767,000)	406,000	55,000
Tax benefit of stock option exercises, credited to additional paid-in capital	394,000	906,000	—

	$2,357,200	$1,365,832	$142,000

The tax benefit for 2005 and 2004 of $394,000 and $906,000, respectively, noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

Components of net deferred income taxes are as follows at December 31:

	2005	2004
Deferred income tax assets:
Net operating loss and credit carryforwards	$3,144,000	$131,000
Stock option acceleration	100,000	—
Stock options issued for services	—	122,000
Other	154,000	83,000

	3,398,000	336,000
Deferred income tax liabilities:
Depreciation and amortization	(1,067,000)	(797,000)
Other	(25,000)	—

Net deferred income taxes	$2,306,000	$(461,000)

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	2005	2004	2003

Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.5%	4.5%	6.5%
Permanent differences and other	—	—	(2.7)%
Change in valuation allowance	—	—	(29.9)%

Effective tax rate	38.5%	38.5%	7.9%

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Common Stock

During 2005, a total of 113,000 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 93,593 shares.

During 2005, 90,450 five-year warrants were exercised for cash of $190,900 at a weighted average exercise price of $2.11 per share.

During 2005, 522,250 options were exercised for cash of $1,363,529 a weighted average exercise price of $2.61.

On January 2, 2004, we sold 476,190 shares of common stock at $5.25 per share for gross proceeds of $2,500,000 in a private placement to an accredited investor. On July 30, 2004, we issued the same accredited investor 23,810 additional shares of common stock for no additional consideration, effectively reducing the initial per share purchase price from $5.25 per share to $5.00 per share. The additional shares were issued based on the Company’s commitment to the investor that the price per share would be equal to the private placement in March 2004.

In March 2004, we offered for sale 2,000,000 shares at $5.00 per share for up to $10,000,000 of our common stock in a private placement to “accredited investors” only. We sold 1,810,000 shares of our common stock for gross proceeds of $9,049,000 on March 25, 2004, and the remaining $950,000 on April 14, 2004. We were required to register the resale of these shares pursuant to Form S-3 of the Securities and Exchange Commission within 30 days of the closing of the offering. Such registration was effective on May 6, 2004. Total stock issuance costs incurred related to the equity financing during 2004 was $1,270,634.

During fiscal year 2004, a total of 66,920 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 51,460 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

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

In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During 2005, the Company did not repurchase any equity securities.

Stock Options

During 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), pursuant to which stock options to acquire an aggregate of 1,000,000 shares of the Company’s common stock may be granted. The 2001 Plan was amended on March 4, 2004 to increase the number of authorized shares to 2,500,000. In general, options vest over a period of up to three years and expire ten years from the date of grant.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 20, 2005, the Board of Directors adopted the Cash Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) which was later approval by our stockholders. Upon stockholder approval of the 2005 Plan, no further options were granted under the Company’s 2001 Plan. The 2005 Plan provides for the issuance of up to 1,000,000 shares of Common Stock of the Company. In general, options vest over a period of up to three years and expire no more than ten years from the date of grant.

The Company recorded expense related to stock options issued to non-employees in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. During the years ended December 31, 2005, 2004 and 2003, the Company recorded expense related to non-employees for services rendered of $0, $91,377 and $185,105, respectively. At December 31, 2004, the consulting agreement with a non-employee was cancelled and the unvested stock options were also cancelled. The value of the unvested options based on the Black Scholes pricing model of $115,982, was adjusted to additional paid in capital.

Information regarding the Company’s stock options is summarized below:

	Number of	Weighted Average
	Options	Exercise Price

Balance at December 31, 2002	415,000	$1.28
Granted	1,083,500	$3.05
Options exercised	—	—
Expirations and cancellations	—	—

Balance at December 31, 2003	1,498,500	$2.56
Granted	955,000	$6.45
Options exercised	(584,500)	$2.34
Expirations and cancellations	(111,250)	$5.42

Balance at December 31, 2004	1,757,750	$4.55
Granted	870,000	$6.94
Options exercised	(522,250)	$2.61
Expirations and cancellations	—	—

Balance at December 31, 2005	2,105,500	$6.02

Weighted average fair value of options granted during fiscal year 2005	$4.25
Weighted average fair value of options granted during fiscal year 2004	$5.20
Weighted average fair value of options granted during fiscal year 2003	$2.73
At December 31, 2005:
Options vested and exercisable	2,105,500	$6.02
Shares available for options	394,500
At December 31, 2004:
Options vested and exercisable	897,750	$3.60
Shares available for options	742,250
At December 31, 2003:
Options vested and exercisable	833,250	$1.62
Shares available for options	25,500

Options outstanding at December 31, 2005 have a weighted average remaining contractual life of 8.75 years.

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about stock options outstanding as of December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average		Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$1.25 to $1.88	156,000	6.33	$1.68	156,000	$1.68
$2.00 to $2.60	30,000	7.33	$2.58	30,000	$2.58
$4.00 to $5.55	554,500	8.05	$4.96	554,500	$4.96
$6.00 to $8.05	1,365,000	9.33	$7.02	1,365,000	$7.02

$1.25 to $8.05	2,105,500	8.74	$6.02	2,105,500	$6.02

Stock Warrants

Information regarding the Company’s stock warrants is summarized below:

		Weighted Average
	Number of Warrants	Exercise Price

Balance at December 31, 2002	805,504	$1.63
Granted	63,200	$2.45
Converted to stock under cashless transaction	(371,084)	$1.79
Warrants exercised	—	—

Balance at December 31, 2003	497,620	$1.62
Granted	—	—
Converted to stock under cashless transaction	(66,920)	$1.52
Warrants exercised	(144,750)	$1.54

Balance at December 31, 2004	285,950	$1.69
Granted	—	—
Converted to stock under cashless transaction	(113,000)	$1.50
Warrants exercised	(90,450)	$2.11

Balance at December 31, 2005	82,500	$1.50

Weighted average fair value of warrants granted during fiscal year 2005 and 2004	—
Weighted average fair value of warrants granted during fiscal year 2003	$1.27

Warrants outstanding at December 31, 2005 are as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life Years

$1.50	82,500	1.20

All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the year ended December 31, 2003: 3.9% risk free interest rate, 5 years expected life for each warrant, 102.6% expected volatility and 0% dividend yield.

14.	Subsequent Events

Effective February 28, 2006, we acquired Indian Gaming Services, a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The $12 million purchase price was funded at

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing with a combination of (i) funds borrowed under the Company’s $13 million credit facility with Bank of America, N.A., a national banking association, (ii) cash proceeds received upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A., and (iii) cash on hand. The acquisition will provide Cash Systems additional ATM, check cashing and credit and debit services to 11 casino facilities. In addition, the acquisition provides Cash Systems with its own ATM switch and a multiple-product ATM system, offering ATM, credit, and debit POS. The Company is in the process of reviewing and finalizing the valuation of the tangible and intangible assets acquired in the acquisition.

The Company increased its borrowings under its line of credit-bank to facilitate the cash payment requirements of the acquisition.

As a result of the acquisition of Indian Gaming Services, the Company entered into an employment contract, for a term of two years with the former Chief Operating Officer of Indian Gaming Services, to serve as Executive Vice-President of Corporate Development.

In January 2006, the Company discovered a theft of approximately $65,000 by an employee who had engaged in unauthorized wire transfers from the Company to a personal account. The Company, upon discovery of the theft, terminated the individual and received a Confession of Judgment for the amount of the theft.

15.	Selected Quarterly Data (unaudited)

Quarters during the Year Ended December 31, 2005

	March 31	June 30	September 30	December 31

Commission on cash advance and automated teller machines	$13,650,313	$16,036,555	$17,050,788	$16,428,302
Income (loss) from operations	$455,633	$(2,686,507)	$(96,082)	$(3,408,894)
Net income (loss)	$237,601	$(1,668,385)	$(71,108)	$(2,263,582)
Net income (loss) per common share — Basic	$0.01	$(0.10)	$(0.00)	$(0.14)
Net income (loss) per common share — Diluted	$0.01	$(0.10)	$(0.00)	$(0.14)

Quarters during the Year Ended December 31, 2004

	March 31	June 30	September 30	December 31

Commission on cash advance and automated teller machines	$11,006,634	$11,840,293	$12,773,387	$12,790,694
Income from operations	$639,854	$1,032,536	$978,947	$1,146,280
Net income	$304,143	$591,844	$582,744	$704,687
Net income per common share — Basic	$0.02	$0.04	$0.04	$0.04
Net income per common share — Diluted	$0.02	$0.04	$0.04	$0.04

CASH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarters during the Year Ended December 31, 2003

	March 31	June 30	September 30	December 31

Commission on cash advance and automated teller machines	$7,001,425	$7,872,149	$9,075,784	$8,778,828
Income from operations	$629,645	$562,144	$564,537	$585,371
Net income	$482,326	$415,029	$426,841	$330,463
Net income per common share — Basic	$0.04	$0.03	$0.03	$0.03
Net income per common share — Diluted	$0.04	$0.03	$0.03	$0.02