Form 10-Q
period 2006-03-31
CASH SYSTEMS INC
filed 2006-05-10
CIK 861050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-31955

CASH SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0398535 (I.R.S. Employer Identification Number)
7350 Dean Martin Drive, Suite 309
Las Vegas, NV 89139
(Address of principal executive offices) (Zip Code)
(702) 987-7169
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2006, there were 17,591,738 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$24,317,114	$30,247,119
Current portion of prepaid commissions	453,391	501,343
Current portion of loans receivable	825,293	874,133
Deferred income taxes	371,000	1,677,000
Settlements due from credit card processors	4,762,881	7,683,417
Other current assets	4,734,429	3,006,880

Total Current Assets	35,464,108	43,989,892

PROPERTY AND EQUIPMENT, NET	6,404,798	5,258,980

OTHER ASSETS
Goodwill	3,766,042	—
Intangible assets, net	7,080,830	20,560
Deferred income taxes	3,713,000	1,721,000
Long-term prepaid commissions, net of current portion	314,511	341,019
Long-term loans receivable, net of current portion	12,734	47,941
Other	47,792	55,338

Total Other Assets	14,934,909	2,185,858

TOTAL ASSETS	$56,803,815	$51,434,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$13,250,965	$21,768,860
Line of credit — bank	12,786,404	5,200,000
Accounts payable — trade	2,979,650	2,541,396
Credit card cash advance fees payable	1,406,057	859,063
ATM commissions payable	1,754,625	1,184,498
Credit card chargebacks payable	246,258	226,184
Check cashing commissions payable	211,617	105,084
Other accrued expenses	2,548,577	1,273,065

Total Current Liabilities	35,184,153	33,158,150

LONG-TERM LIABILITIES
Deferred income taxes	1,058,000	1,092,000

Total Liabilities	36,242,153	34,250,150

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 17,589,738 and 16,879,738 shares issued and outstanding	17,590	16,879
Additional paid-in capital	23,642,265	19,046,379
Accumulated deficit	(3,098,193)	(1,878,678)

Total Stockholders’ Equity	20,561,662	17,184,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,803,815	$51,434,730

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Commissions on credit card cash advances, ATMs and check cashing services	$20,479,125	$13,650,313

Operating expenses
Commissions	10,844,853	6,756,472
Processing costs	3,908,520	2,507,603
Check cashing costs	1,228,775	901,299
Armored carrier services	186,863	115,258
Payroll, benefits and related taxes	2,500,454	1,586,696
Professional fees	984,521	241,765
Compensation expense related to restricted stock and options	126,437	—
Other general and administrative expenses	1,635,372	802,355
Depreciation and amortization	519,242	283,232

Total operating expenses	21,935,037	13,194,680

Income (loss) from operations	(1,455,912)	455,633

Other income (expense)
Interest expense	(528,711)	(108,417)
Interest and other income	1,708	39,185

Total other income (expense)	(527,003)	(69,232)

Income (loss) before income taxes	(1,982,915)	386,401

Provision for (benefit from) income taxes	(763,400)	148,800

Net income (loss)	$(1,219,515)	$237,601

Net income (loss) per common share:
Basic	$(0.07)	$0.01

Diluted	$(0.07)	$0.01

Weighted average common shares outstanding:
Basic	17,124,294	16,341,469

Diluted	17,124,294	17,137,697

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,219,515)	$237,601
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	519,242	283,232
Share-based compensation expense	126,437	—
Tax benefit associated with employee stock option exercises	—	213,000
Amortization of debt issuance costs	7,546	—
Deferred income taxes	(720,000)	(33,000)
Interest receivable on loans receivable	1,614	(20,244)
Changes in operating assets and liabilities:
Related parties receivable	—	(74,932)
Prepaid commissions	47,952	2,200
Other receivables	—	(1,862)
Settlements due from credit card processors	2,920,536	(1,942,532)
Other current assets	(1,727,549)	88,566
Long-term receivable	—	350,835
Long-term prepaid commission	26,508	84,950
Accounts payable — trade	438,254	410,184
Credit card cash advance fees payable	546,994	181,171
ATM commissions payable	570,127	195,311
Check cashing commissions payable	106,533	18,821
Credit card chargebacks payable	20,074	—
Due to related party	—	(211,846)
Other accrued expenses	1,275,512	(28,829)

Cash flows provided from (used in) operating activities	2,940,265	(247,374)

Cash flows from investing activities:
Purchases of certain assets of Indian Gaming Services	(12,206,042)	—
Purchases of property and equipment	(285,330)	(1,027,070)
Loans receivable, net	82,433	(599,735)

Cash flows used in investing activities	(12,408,939)	(1,626,805)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(8,517,895)	(348,674)
Proceeds from line of credit — bank	7,586,404	—
Issuance of common stock	4,470,160	—
Exercise of stock options	—	356,000
Exercise of warrants	—	180,000

Cash flows provided from financing activities	3,538,669	187,326

Decrease in cash	(5,930,005)	(1,686,853)

Cash and cash equivalents, beginning of period	30,247,119	13,043,874

Cash, end of period	$24,317,114	$11,357,021

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$418,035	$97,047
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
1. Nature of Business
     Cash Systems, Inc. and subsidiaries (the “Company” or “CSI”) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product and ATMs have been installed in casinos and other businesses throughout the United States and Caribbean countries.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated balance sheets as of March 31, 2006 and December 31, 2005, the consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company and are unaudited. All significant intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year.
     These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission.
     ATM Funding Agreement
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

     Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2006 and 2005, the Company capitalized $37,228 and $515,310 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $63,386 and $62,181 for the three months ended March 31, 2006 and 2005, respectively.
     Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” as of February 28, 2006 in conjunction with the purchase of Indian Gaming Services (IGS). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
     Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over its estimated useful life ranging from 1 1/2 to 7 1/2 years. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.
     Cash Concentrations
     Bank balances exceeded federally insured levels during the three months ended March 31, 2006 and 2005 and exceeded federally insured levels at March 31, 2006 and December 31, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of March 31, 2006 and December 31, 2005.
     Use of Estimates
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
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at March 31, 2006 and December 31, 2005 was $246,258 and $226,184, respectively.
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
     Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three months ended March 31, 2006. These reclassifications had no effect on the Company’s consolidated net income (loss) for the quarter ended March 31, 2005.
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
     The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share – basic, and net income (loss) per common share – diluted, for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Weighted shares of common stock outstanding – basic	17,124,294	16,341,469
Weighted shares of common stock assumed upon exercise of stock options, restricted stock awards and warrants	—	796,228

Weighted shares of common stock outstanding – diluted	17,124,294	17,137,697
     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options and warrants were antidilutive for the three months ended March 31, 2006. There were no options or warrants that were antidilutive for three months ended March 31, 2005.

     Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three months ended March 31, 2006 was $126,437. There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to restricted stock grants, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested therefore, no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 related to awards granted prior to January 1, 2006. During the three months ended March 31, 2006, the Company modified the terms of 150,000 options to extend the exercise period from 90 days from the date of termination to twelve months from the date of termination. The effect of these actions was an additional non-cash expense of $124,000 which was recorded in the quarter ended March 31, 2006. During the first quarter of 2006, a restricted stock award was granted for 50,000 shares of common stock at a fair value on the date of grant with vesting terms of 1/3 annually. The effect of this action was an additional non-cash expense of $2,437 which was recorded in the quarter ended March 31, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company did not make any option grants during the quarter ended March 31, 2006 and will evaluate the estimate for forfeitures in accordance with FAS 123(R) upon any options being granted.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123 and stock based compensation expense recognized under SFAS 123(R). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

     Stock Option Plans
     During 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”); pursuant to which share-based awards to acquire an aggregate of 1,000,000 shares of the Company’s common stock may be granted. The 2001 Plan was amended on March 4, 2004 to increase the number of authorized shares to 2,500,000. In general, options vest over a period of up to three years and expire ten years from the date of grant.
     On April 20, 2005, the Board of Directors adopted the Cash Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by our stockholders. Upon stockholder approval of the 2005 Plan, no further options were granted under the Company’s 2001 Plan. The 2005 Plan provides for the issuance of up to 1,000,000 shares of Common Stock of the Company for equity incentive instruments. In general, options vest over a period of up to three years and expire no more than ten years from the date of grant. In general, restricted stock vests over a period of three years.
     General Option Information
     Option activity under the 2001 and 2005 Plans for the three months ended March 31, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	2,105,500	$6.02
Granted	—
Exercised	—
Canceled	(20,000)	$6.55

Options outstanding, end of period	2,085,500	$6.01	8.49	$2,418,395

Options exercisable	2,085,500	$6.01	8.49	$2,418,395

Shares available for future grant	364,500

     The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $6.95 as of March 31, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1,330,500.
     Restricted Stock Awards
     Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally three years, using straight line vesting. A summary of the Company’s restricted stock activity during the quarter ended March 31, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Shares	Value	Term
Unvested, beginning of period	—	$—
Granted	50,000	$6.80
Vested	—	$—
Forfeited	—	$—

Unvested, end of period	50,000	$6.80	9.99

     As of March 31, 2006, there was $338,000 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average period of 2.98 years.

     Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
     The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

Three Months
Ended
March 31, 2005
Net income, as reported	$237,601
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(538,389)

Pro forma net loss	$(300,788)

Basic earnings per common share, as reported	$0.01
Pro forma basic loss per common share	$(0.02)
Diluted earnings per common share, as reported	$0.01
Pro forma diluted loss per common share	$(0.02)
     For employee stock options granted during the first quarter ended March 31, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 63.03% to 65.39%, 3) a risk-free interest rate of 4.0% and 4) an expected life of 6.5 years. The weighted average fair value of options granted during the first quarter of 2005 was $5.51.
3. Funding Arrangement
     Fidelity Bank Agreement
     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (9.75% at March 31, 2006) or 10%, whichever is greater. At March 31, 2006 and December 31, 2005, the rate was 10%. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs with the exception of funds advanced to IGS acquired locations. No such amounts are recorded as liabilities on the consolidated financial statements of the Company with the exception of funds advanced IGS acquired locations. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. During the implementation of this funding agreement, some amounts settled into the Company’s bank accounts until settling directly with Fidelity as of April 2006.
     Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of March 31, 2006 and December 31, 2005, the Company operated 72 and 71 ATMs, respectively, that were site funded. The Company had approximately $8.2 million and $7.8 million of cash in ATMs at March 31, 2006 and December 31, 2005, respectively.

4. Other Current Assets
     Other current assets consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Receivable from casinos	$2,471,097	$819,593
Income taxes receivable	334,374	260,714
Prepaid expenses	144,611	224,801
Receivable for check guarantees	355,063	301,535
Holdback reserve from credit card processor, net of reserve of $195,000	585,825	585,825
Other receivables, net of reserve of approximately $188,000 and $49,000	843,459	814,412

Total other current assets	$4,734,429	$3,006,880

     Receivable from casinos
     At two casinos, the Company purchases funds used in the replenishment of its cage operations and ATMs. Timing differences between payment for funds and receipt of funds has resulted in a receivable from casinos. In addition, at one casino, the Company funds the ATMs for the casino and has established a receivable from the casino for advanced funds. These funds are usually collected within two days.
     Receivable for check guarantees
     The Company has an agreement with a vendor for the guarantee of approximately 95% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 5% of funds paid on personal checks cashed at various casino locations. The Company has recorded a receivable for the checks that were returned for insufficient funds that are not self guaranteed. The Company first attempts to collect on these checks internally before transferring the collection efforts over to the same third party guarantor for collection.
     Holdback reserve from credit card processor
     During 2005, the Company’s current credit card processor improperly withheld transaction fees of $780,825. The Company believes the processor had no basis for assessing these fees. The Company has recorded a reserve of $195,000 related to costs which may be required in final settlement from the credit card processor.
5. Settlements Due From Credit Card Processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of March 31, 2006 and December 31, 2005, the balance of settlements due from credit card processors was $4,762,881 and $7,683,417, respectively.
6. Loans Receivable
     During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. This loan receivable bears interest at 6% and is collateralized by substantially all of the assets of the acquisition candidate and the stock certificates representing 51% of the stock of that company. The Company is a secured creditor in Nevada and Texas through UCC filings with a perfected, first priority security interest. Pursuant to the Security Agreement to the Loan, it is the discretion of the Company which, if any, assets it chooses to pursue for repayment of the Loan. The Company is not obligated to take control of the debtor as a means of repayment of the Loan. The Company evaluated its relationship with this entity and determined that although the entity is a variable interest entity, the Company is not the primary beneficiary as the Company is not required to take control of the entity in order to pursue repayment by taking possession of other assets. Therefore, the Company determined that no consolidation of this entity was required under FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46”.
     The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005. The loan is currently in default and outside counsel has been retained to pursue collection. The Company has not recorded a reserve for uncollectibility of this note receivable as the secured collateral, particularly equipment owned by the debtor, has a fair market value that exceeds the note balance. The balance outstanding including interest as of March 31, 2006 and December 31, 2005 was $606,217.
     During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATM machines at the ATM sites. The Company received $189,059 during 2005 and $35,208 during the first quarter of 2006. The balance outstanding as of March 31, 2006 and December 31, 2005 was $178,733 and $213,941, respectively, of which $25,170 is due upon the final installation of ATM machines at the ATM sites and the remaining balance to be repaid over 36 months.
     During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At March 31, 2006 and December 31, 2005, the remaining balance was $53,077 and $101,916, respectively, including interest.
     Total outstanding loans receivable at March 31, 2006 and December 31, 2005 was $838,027 and $922,074, respectively, which includes interest receivable of $32,817 and $34,431, respectively.
7. Goodwill and Intangible Assets
     As of March 31, 2006, goodwill was $3,766,042 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of March 31, 2006
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Useful Lives
Patents	$20,560	$1,028	$19,532	5 years
Customer relationships	7,110,000	107,036	7,002,964	1 1/2 to 7 1/2 years
Employment and non-compete agreements	60,000	1,666	58,334	3 years

	$7,190,560	$109,730	$7,080,830

     Total amortization expense for the three months ended March 31, 2006 and 2005 was $109,730 and $0, respectively. As of March 31, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2006	$1,041,405
2007	1,337,429
2008	1,275,207
2009	905,762
2010	771,854
Thereafter	1,749,173

Total expected amortization expense	$7,080,830

8. Checks Issued in Excess of Cash in Bank
     The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
9. Other Accrued Expenses
     Other accrued expenses consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Accrued payroll and related items	$271,138	$658,591
Accrued interest	254,816	212,874
Amounts due casinos	360,610	380,000
ATM settlements due to Fidelity	1,633,840	—
Other	28,173	21,600

Total other accrued expenses	$2,548,577	$1,273,065

10. Commitments and Contingencies
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
     Major Customer
     The Company had sales to one customer of approximately 30% of total revenues of Commissions on Credit Card Cash Advances, ATMs and Check Cashing Services for the three months ended March 31, 2006 and March 31, 2005.
     Employment Agreement
     The Company entered into an employment agreement with its Chief Financial Officer (CFO) during the quarter with a term of three years. The agreement requires annual compensation of $250,000, plus an annual bonus as defined in the agreement and payment of any unpaid salary through the end of the agreement if the CFO is terminated without cause.
11. Line of Credit
     On November 10, 2005, Cash Systems, Inc. entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provide for a two-year line of credit of up to $13,000,000 collateralized by substantially all of Cash Systems’ assets with the outstanding balance due on the expiration of the line of credit on November 9, 2007. Cash Systems may request future increases in the amount of the line of credit subject to Cash Systems’ compliance with various covenants on a pro forma basis after such increase. Amounts outstanding under the line of credit bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on Cash Systems’ ratio of funded debt to EBITDA. Alternatively, Cash Systems may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The loan documents contain various financial and other covenants. Cash Systems paid an up-front loan fee and will also pay a commitment fee based on the unused portion of the loan commitment and Cash Systems’ ratio of funded debt to EBITDA. $5,500,000 of the Credit Agreement is available for the Company’s working capital needs. $7,500,000 of the Credit Agreement was available for the Company’s acquisition of Indian Gaming Services from Borrego Springs Bank, N.A., described below in

Footnote 15. Acquisition. The Company had outstanding borrowings of $12,786,404 at an interest rate of 7.06% at March 31, 2006 and $5,200,000 at an interest rate of 7.25% at December 31, 2005.
     At March 31, 2006, we were not in compliance with three covenants contained in our credit agreement with Bank of America, N.A. relating to funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), minimum EBITDA and minimum Fixed Charge Coverage Ratio. We sought and were granted a waiver of these three covenants at March 31, 2006.
12. Equity Transactions
     On February 28, 2006, the Company received cash proceeds of $4,470,160 upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A.
     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first three months of 2006 and 2005, the Company did not repurchase any equity securities.
13. Income Taxes
     At March 31, 2006, the Company’s federal and state net operating loss carryforwards were $9,628,000 and $7,000,000, respectively. The Company recorded a provision for (benefit from) income taxes of ($763,400) and $148,800 for the three months ended March 31, 2006 and 2005, respectively.
14. Deferred Income Taxes
     The Company’s deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company’s deferred tax asset as of March 31, 2006 and December 31, 2005 was $4,084,000 and $3,398,000, respectively. The deferred tax liability as of March 31, 2006 and December 31, 2005 was $1,058,000 and $1,092,000 respectively.
15. Acquisition
     Effective February 28, 2006, the Company acquired certain assets of Indian Gaming Services, a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The acquisition provides the Company with additional ATM, check cashing and credit and debit services to 11 casino facilities. In addition, the acquisition provides the Company with access to other credit and debit processing opportunities. The $12 million purchase price was funded at closing with a combination of (i) funds borrowed under the Company’s $13 million credit facility with Bank of America, N.A., a national banking association, (ii) cash proceeds received upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A., and (iii) cash on hand. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”
     The purchase price of the acquisition was:

Cash consideration	$12,000,000
Costs associated with the transaction	206,042

$12,206,042

     Purchase Price Allocation
     The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

Property, plant and equipment	$1,270,000
Identifiable intangible assets:
Customer relationships	7,110,000
Employment and non-compete agreements	60,000
Goodwill	3,766,042

$12,206,042

     The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of identifiable intangible assets, and certain property, plant and equipment. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 1 1/2 to 7 1/2 years. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes. We expect that we will incur additional costs associated with the transaction during 2006, which costs will be allocated to goodwill.
     The results of IGS have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three months ended March 31, 2006 and 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended March 31, 2006 and 2005, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended
	March 31,
	2006	2005
Commissions on credit card cash advances, ATMs and check cashing services	$23,571,000	$17,680,000
Net income (loss)	$(1,148,000)	$177,652
Net income (loss) per common share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01
16. Subsequent Events
     At March 31, 2006, we were not in compliance with three covenants contained in our credit agreement with Bank of America, N.A. relating to funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), minimum EBITDA and minimum Fixed Charge Coverage Ratio. We sought and were granted a waiver of these three covenants at March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes to financial statements, and the other information included or incorporated by reference herein.
Overview
     We provide credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”) to casinos, a majority of which are owned and operated by Native American tribes. These products are the primary means by which casinos make cash available to gaming patrons. We also provide casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. With our February 28, 2006 acquisition of Indian Gaming Services, we added 11 casinos as customers and obtained access to other credit and debit processing opportunities.
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
     Check Cashing Solutions
     We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing business. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At March 31, 2006, there were approximately 21 casinos utilizing our full service check cashing services. Second, we provide check guarantee services with the assistance of third party providers and check verification services.
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
     Over the past two years, we have entered into strategic alliances with Certegy, TDN Money Systems, Progressive Gaming International and Western Money Systems. These alliances have allowed us to expand our product offerings and enter into markets that we have not previously serviced. We continue to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.
     On April 12, 2006 we announced that we have entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”).
     Through the Joint Venture we hope to develop products that allow customers to fund player accounts using credit and debit cards at the gaming device under a license to a portfolio of patents from Scotch Twist. If and when developed, Bally Technologies and Cash Systems will work together to market and sell such access systems, initially for use exclusively with Bally’s hardware interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. We do not anticipate that the development costs related to the Joint Venture will be material to us.
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
Results of Operations
     Three months ended March 31, 2006 compared to March 31, 2005
     Revenues for the quarter ended March 31, 2006 were $20,479,125 compared to $13,650,313 for the same period in 2005. The $6,828,812 increase, which represents a 50% increase in 2006 revenues over 2005 revenues, is due to the continued expansion of products and services to additional gaming operations. The volume of transactions processed through our Cash Access Services during the quarter ended March 31, 2006 was $614,934,081 compared to $434,569,768 during the same period in 2005. Our ability to expand and win business relationships is based on the Company’s focus on technology and superior service.
     Operating expenses for the quarter ended March 31, 2006 were $21,935,037 compared to $13,194,680 for 2005. The $8,740,357 increase, which represents a 66% increase in operating expenses, was due in part to the expenditure of nearly $703,000 in professional fees relating to the Sarbanes Oxley 404 (“SOX 404”) compliance efforts, the expansion of contract information technology management and the build out of the accounting and finance infrastructure.

Commissions, processing costs and check cashing costs increased by approximately $5,817,000 which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Payroll and related costs also increased by nearly $914,000 resulting from the expansion of booth operations and the expansion of executive and administrative staff to support the expanded business operations. The Company anticipates that as we continue to develop our infrastructure to support the Company’s growth there will be less reliance on outside professional services, including expenditures for SOX 404 compliance work. Interest expense increased by approximately $420,000 due to the increased amount of vault cash required to fund our ATMs and increased borrowing on our line of credit. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
     On a fully diluted basis, after-tax net loss of ($1,219,515) for the first quarter of 2006 was (6.0%) of sales or ($0.07) per diluted common share, as compared to net income of $237,601 which was 2% of sales or $0.01 per diluted common share for the same prior year period.
Liquidity and Capital Resources
     At March 31, 2006, we had cash and cash equivalents of $24.3 million compared to $30.2 million at December 31, 2005. Cash provided from operations totaled $2.9 million and cash used in operations totaled $0.2 million during the quarter ended March 31, 2006 and 2005, respectively.
     On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. $5,500,000 of this line of credit is available for our working capital needs, and $7,500,000 of this line of credit was available for our acquisition of Indian Gaming Services from Borrego Springs Bank, N.A. Available credit under this line of credit for our working capital needs was $213,596 at March 31, 2006, compared to $300,000 at December 31, 2005.
     Working capital was $.258 million at March 31, 2006 compared to $10.8 million at December 31, 2005. We expect our operating working capital requirements to increase in fiscal 2006 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations as well as borrowings under our bank credit facilities for at least the next 12 months. Settlements due from credit card processors was $4.8 million at March 31, 2006 compared to $7.7 million at December 31, 2005.
     We have expended considerable resources in the form of personnel and cash expenditures and anticipate that the cost of compliance with SOX 404 will continue to impact the coming fiscal year. These expenditures will be recorded as period expenses as incurred. In addition, we upgraded our accounting system during 2005 to provide for expanded management reporting and to accommodate the anticipated growth in operations over the coming years.
     We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.
     During the first quarter of 2006, we completed the acquisition of Indian Gaming Services. We paid $12 million for certain of the assets of Indian Gaming Services. The purchase price was partially funded through a private placement of 710,000 shares of our common stock with a market value of approximately $4,470,160.
     We may consider the utilization of debt or additional equity funding for strategic acquisitions. However, there can be no assurance that debt or additional equity funding will be available on terms acceptable to us or on any terms whatsoever.
Off-Balance Sheet Arrangements
     We obtain currency to meet the normal operating requirements of certain of our ATMs pursuant to a vault cash agreement with Fidelity Bank. Under this agreement, all currency supplied by Fidelity Bank remains the sole property of Fidelity Bank at all times until it is dispensed, at which time Fidelity Bank obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Fidelity Bank obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet since the cash is not in the Company’s control at any time. The fees that we pay to Fidelity Bank pursuant to the vault cash agreement are reflected as interest expense in our financial statements.

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors.
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrower additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of Part II of this Quarterly Report on Form 10-Q. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
     We had $12.8 million in borrowings outstanding under our bank credit facility at March 31, 2006. Amounts outstanding under this facility bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on our ratio of funded debt to earnings before EBITDA. Alternatively, we may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The interest rate under this facility is currently set at

2.25% over the LIBOR rates. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would increase or decrease by approximately $0.1 million on a pre-tax basis.
     In addition, our vault cash arrangement with Fidelity Bank requires that we pay fees on the balance of the funds provided in an amount equal to the bank’s prime rate of interest plus 2% (9.75% at March 31, 2006) or 10%, whichever is greater. At March 31, 2006 and December 31, 2005, the rate was 10%. There is no effect if the prime rate decreases as the minimum rate is set at 10%. However, if the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $.2 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     As of the quarter ended March 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
     Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at March 31, 2006. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     Changes in Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2005, our management concluded that we had a material weakness in internal controls over financial reporting relating to controls for financial close and reporting. Accordingly, and as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, management intends to implement remediation measures during the course of 2006. We have made the following changes to strengthen our internal control over financial reporting during the three months ended March 31, 2006:
•	We resolved certain accounting system issues.

•	We evaluated the accounting personnel responsible for financial reporting and control and the consultants hired to implement appropriate control activities.
     In addition, we have hired a Director of Financial Reporting and Sarbanes-Oxley Compliance to strengthen our internal control over financial reporting subsequent to March 31, 2006.
     Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 includes detailed disclosure about the risks faced by our business. Such risks have not materially changed since December 31, 2005 except as described below.
We are not in compliance with certain financial performance covenants under our line of credit with Bank of America, N.A.
     Our two-year line of credit of up to $13 million with Bank of America, N.A. contains strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses as of each quarter end. At March 31, 2006, we were not in compliance with three covenants related to funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), minimum EBITDA and minimum fixed charge coverage. We sought and were granted a waiver of these three covenants at March 31, 2006. We anticipate that we will not be in compliance with these three covenants again at June 30, 2006, and we cannot assure you we will receive another waiver from Bank of America, N.A. In the event that we fail to comply with the covenants contained in the credit agreement and Bank of America, N.A. does not waive such non-compliance or agree to amend the terms of the credit agreement to bring us into compliance, Bank of America, N.A. would be entitled to accelerate the maturity of the outstanding balance. If we are unable to secure alternative financing or raise additional capital to repay this outstanding balance, Bank of America, N.A. would be entitled to foreclose on substantially all of our assets which secure the repayment of such outstanding balance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     On February 28, 2006, the Company received cash proceeds of $4,470,160 upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A. The issuance of the Company’s common stock was effected as a private placement pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
Issuer Repurchases of Equity Securities
     We did not repurchase any equity securities of Cash Systems, Inc. during the three months ended March 31, 2006. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Executive Employment Agreement dated March 23, 2006 between Cash Systems, Inc. and Andrew Cashin(1)

10.2	Severance Agreement dated February 8, 2006 between Cash Systems, Inc. and David Clifford

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 29, 2006, and incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)
DATE: May 10, 2006

By:	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (principal financial officer)
DATE: May 10, 2006

EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit
Number	Description
10.1	Executive Employment Agreement dated March 23, 2006 between Cash Systems, Inc. and Andrew Cashin(1)

10.2	Severance Agreement dated February 8, 2006 between Cash Systems, Inc. and David Clifford

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 29, 2006, and incorporated herein by this reference.