Form 10-Q
period 2006-06-30
CASH SYSTEMS INC
filed 2006-08-09
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2006, there were 17,743,913 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$20,655,424	$30,247,119
Current portion of prepaid commissions	393,921	501,343
Current portion of loans receivable	785,661	874,133
Deferred income taxes	538,000	1,677,000
Settlements due from credit card processors	2,538,463	7,683,417
Other current assets	4,375,594	3,006,880

Total Current Assets	29,287,063	43,989,892

PROPERTY AND EQUIPMENT, NET	7,062,386	5,258,980

OTHER ASSETS
Goodwill	4,013,056	—
Intangible assets, net	6,738,104	20,560
Deferred income taxes	3,016,000	629,000
Long-term prepaid commissions, net of current portion	628,406	341,019
Long-term loans receivable, net of current portion	0	47,941
Other	177,513	55,338

Total Other Assets	14,573,079	1,093,858

TOTAL ASSETS	$50,922,528	$50,342,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$12,794,950	$21,768,860
Line of credit — bank	9,786,404	5,200,000
Accounts payable — trade	2,863,324	2,541,396
Credit card cash advance fees payable	1,452,833	859,063
ATM commissions payable	1,721,700	1,184,498
Credit card chargebacks payable	138,184	226,184
Check cashing commissions payable	184,833	105,084
Other accrued expenses	1,806,148	1,273,065

Total Current Liabilities	$30,748,376	33,158,150

Total Liabilities	$30,748,376	33,158,150

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 17,628,913 and 16,879,738 shares issued and outstanding	17,629	16,879
Additional paid-in capital	24,058,858	19,046,379
Accumulated deficit	(3,902,335)	(1,878,678)

Total Stockholders’ Equity	20,174,152	17,184,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,922,528	$50,342,730

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Commissions on credit card cash advances, ATMs and check
cashing services	$24,146,610	$16,036,555	$44,625,735	$29,686,868

Operating expenses
Commissions	12,964,402	7,788,440	23,809,255	14,544,912
Processing costs	4,552,645	4,619,875	8,461,165	7,127,478
Check cashing costs	1,239,482	1,755,308	2,468,257	2,656,607
Armored carrier services	192,878	128,880	379,741	244,138
Payroll, benefits and related taxes	3,013,018	1,916,467	5,639,909	3,503,163
Professional fees	384,769	794,050	1,369,290	1,035,815
Other general and administrative expenses	1,518,592	1,403,138	3,153,964	2,205,493
Depreciation and amortization	718,942	316,904	1,238,184	600,136

Total operating expenses	24,584,728	18,723,062	46,519,765	31,917,742

Loss from operations	(438,118)	(2,686,507)	(1,894,030)	(2,230,874)

Other income (expense)
Interest expense	(879,522)	(115,817)	(1,408,233)	(224,234)
Interest and other income	10,098	89,539	11,806	128,724

Total other income (expense)	(869,424)	(26,278)	(1,396,427)	(95,510)

Loss before income taxes	(1,307,542)	(2,712,785)	(3,290,457)	(2,326,384)

Benefit from income taxes	(503,400)	(1,044,400)	(1,266,800)	(895,600)

Net loss	$(804,142)	$(1,668,385)	$(2,023,657)	$(1,430,784)

Net loss per common share:
Basic	$(0.05)	$(0.10)	$(0.12)	$(0.09)

Diluted	$(0.05)	$(0.10)	$(0.12)	$(0.09)

Weighted average common shares outstanding:
Basic	17,610,795	16,527,573	17,382,017	16,434,676

Diluted	17,610,795	16,527,573	17,382,017	16,434,676
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	(2,023,657)	(1,430,784)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,238,184	600,136
Share-based compensation expense	494,988	—
Tax benefit associated with employee stock option exercises	7,895	390,000
Amortization of debt issuance costs	15,092	—
Deferred income taxes	(1,248,000)	(1,173,000)
Allowance for uncollectible settlements due from credit card processors	—	1,558,000
Change in interest receivable on loans receivable	2,505	(107,088)
Changes in operating assets and liabilities:
Related parties receivable	—	99,885
Prepaid commissions	107,422	(145,833)
Other receivables	—	645,006
Settlements due from credit card processors	5,144,954	(737,866)
Other current assets	(1,368,714)	(896,548)
Long-term prepaid commission	(287,387)	174,300
Other assets	(137,267)	—
Accounts payable — trade	321,928	224,733
Credit card cash advance fees payable	593,770	163,141
ATM commissions payable	537,202	273,385
Check cashing commissions payable	79,749	15,561
Credit card chargebacks payable	(88,000)	—
Due to related party	—	(211,846)
Other accrued expenses	384,585	120,462

Cash flows provided from (used in) operating activities	3,775,249	(438,356)

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	(12,304,558)	—
Purchases of property and equipment	(1,319,134)	(1,977,447)
Loans receivable, net	133,908	80,080

Cash flows used in investing activities	(13,489,784)	(1,897,367)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(8,973,910)	3,846,174
Line of credit — bank, net	4,586,404	—
Issuance of common stock	4,470,160	—
Exercise of stock options	28,000	698,500
Exercise of warrants	12,186	190,900

Cash flows provided from financing activities	122,840	4,735,574

Increase/(Decrease) in cash	(9,591,695)	2,399,851

Cash, beginning of period	30,247,119	13,043,874

Cash, end of period	$20,655,424	$15,443,725

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$1,164,414	$216,080
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated balance sheets as of June 30, 2006 and December 31, 2005, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year.
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

Software Development Costs
Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. $320,690 and $233,343 of costs related to the implementation of SOP 98-1 were capitalized during the three months ended June 30, 2006 and 2005, respectively, while $357,918 and $748,653 were capitalized during the six months ended June 30, 2006 and 2005, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $71,530 and $62,300 for the three months ended June 30, 2006 and 2005, respectively, and $134,916 and $124,481 for the six months ended June 30, 2006 and 2005, respectively.
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
Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 1/2 to 7 1/2 years. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.
Cash Concentrations
Bank balances exceeded federally insured levels during the three and six months ended June 30, 2006 and 2005 and exceeded federally insured levels at June 30, 2006 and December 31, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of June 30, 2006 and December 31, 2005.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Significant estimates incorporated in the unaudited consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, allowance for doubtful accounts, and estimated liabilities for chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.
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
Revenue Recognition
The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company’s results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. The reasonable assurance is based on the transactions being authorized and pre-approved by credit card vendors or third parties. We evaluate our commissions revenue streams for proper timing of revenue recognition.
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
The Company provides cash through wire transfers to certain casinos for ATMs and records a receivable from the casinos. Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. The Company engages an independent third party to guarantee the collectibility of the checks. The Company records a receivable for all guaranteed checks returned for insufficient funds.
The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at June 30, 2006 and December 31, 2005 was $138,184 and $226,184, respectively.
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
Reclassifications
Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three and six months ended June 30, 2006. These reclassifications had no effect on the Company’s consolidated net loss for the three and six months ended June 30, 2006.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. The following table presents a reconciliation of the denominators used in the computation of net loss per common share – basic, and net loss per common share – diluted, for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted shares of common stock outstanding –	17,610,795	16,527,573	17,382,017	16,434,676
Weighted shares of common stock assumed upon exercise of stock options, restricted stock awards and warrants	—	—	—	—

Weighted shares of common stock outstanding –	17,610,795	16,527,573	17,382,017	16,434,676
The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options and warrants were antidilutive for the three and six months ended June 30, 2005 and 2006, respectively.

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2006 was $368,551and $494,988, respectively.
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
Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested and therefore; no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 related to awards granted prior to January 1, 2006. During the quarter ended June 30, 2006, 30,000 stock options were granted to each of the three independent members of the Board of Directors at a fair value on the date of grant with immediate vesting. The cumulative effect of this action was an additional non-cash expense of $339,300. During the same period, two restricted stock awards were granted totaling 17,500 shares of common stock at a fair value on the date of grant with vesting terms of 1/3 annually. The effect of this action (including a 50,000 grant of restricted stock from the prior quarter) was an additional non-cash expense totaling $29,251 which was recorded in the quarter ended June 30, 2006. During the three months ended March 31, 2006, the Company modified the terms of 150,000 options to extend the exercise period from 90 days from the date of termination to twelve months from the date of termination. The effect of these actions was an additional non-cash expense of $124,000 which was recorded in the quarter ended March 31, 2006. During the first quarter of 2006, a restricted stock award was granted for 50,000 shares of common stock at a fair value on the date of grant with vesting terms of 1/3 annually. The effect of this action was an additional non-cash expense of $2,437 which was recorded in the quarter ended March 31, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
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
General Option Information
Option activity under the 2001 and 2005 Plans for the six months ended June 30, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	2,105,500	$6.02
Granted	90,000	6.30
Exercised	(7,000)	4.00
Canceled	(20,000)	6.55

Options outstanding, end of period	2,168,500	$6.03	8.28	$2,954,835

Options exercisable	2,168,500	$6.03	8.28	$2,954,835

Shares available for future grant	257,000

The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $7.29 as of June 30, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1,473,500.
Restricted Stock Awards
Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally three years, using straight line vesting. A summary of the Company’s restricted stock activity during the quarter ended June 30, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Shares	Value	Term
Unvested, beginning of period	50,000	$6.80
Granted	17,500	6.30
Vested	—	—
Forfeited	—	—

Unvested, end of period	67,500	$6.67	9.80

As of June 30, 2006, there was $418,562 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average period of 2.80 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,668,385)	$(1,430,784)
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(200,101)	(738,490)

Pro forma net loss	$(1,868,486)	$(2,169,274)

Basic loss per common share, as reported	$(0.10)	$(0.09)
Pro forma basic loss per common share	$(0.11)	$(0.13)
Diluted loss per common share, as reported	$(0.10)	$(0.09)
Pro forma diluted loss per common share	$(0.11)	$(0.13)
For employee or non-employee stock options granted during the three and six months ended June 30, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 64.08% to 64.22%, 3) a risk-free interest rate of 4.12% and 4.05% and, 4) an expected life of 6.5 years.
3. Funding Arrangement
Fidelity Bank Agreement
In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (10.25% at June 30, 2006) or 10%, whichever is greater. At June 30, 2006 and December 31, 2005, the rate was 10.25% and 10%, respectively. The Company at no time has access to the funds provided and the financial institution is the sole owner of the funds prior to the withdrawal by cardholders from the ATMs. No such amounts are recorded as liabilities on the consolidated financial statements of the Company. However, the Company does assume the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines.
Site Funded ATMs
The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of June 30, 2006 and December 31, 2005, the Company operated 54 and 71 ATMs, respectively, that were site funded. The Company had approximately $6.1 million and $7.8 million of cash in ATMs at June 30, 2006 and December 31, 2005, respectively.

4. Other Current Assets
Other current assets consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Receivable from casinos	$746,513	$819,593
Receivable from bank	756,176	—
Income taxes receivable	317,818	260,714
Prepaid expenses	147,535	224,801
Receivable for check guarantees	566,526	301,535
Holdback reserve from credit card processor, net of reserve of $195,000	585,825	585,825
Other receivables, net of reserve of approximately $188,000 and $49,000	1,255,201	814,412

Total other current assets	$4,375,594	$3,006,880

Receivable from casinos
The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company. We also, have receivables from certain casinos in which we fund their ATMs. The Company has not recorded an allowance related to these receivables since the Company considered the balances 100% collectible.
Receivable from bank
Our vault cash provider is in possession of a portion of our Debit POS fees from our newly acquired Indian Gaming Service locations amounting to $756,176 at June 30, 2006. These fees are sent to us on a weekly basis and are considered 100% collectible.
Receivable for check guarantees
The Company has an agreement with a vendor for the guarantee of approximately 80% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 20% of funds paid on personal checks cashed at various casino locations. The increase in the percentage of self-guaranteed checks (i.e. 5% prior quarter to 20% current quarter) is primarily due to the acquisition of Indian Gaming Services where all check-cashing is self-guaranteed. The Company has an agreement with a third party agency for collections on these checks.
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
5. Settlements Due From Credit Card Processors
The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of June 30, 2006 and December 31, 2005, the balance of settlements due from credit card processors was $2,538,463 and $7,683,417, respectively.
6. Loans Receivable
During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005.

Effective March 24, 2006, based on a Loan Modification and Assumption Agreement and Consent to Sale of Assets (this “Agreement”), executed on July 13, 2006, the acquisition candidate is selling all of its assets, including the collateral, to a new borrower. Acquisition candidate and the new borrower requested that the Company allow the sale of the assets and extend the maturity date of the note to June 2007. The Company, although under no obligation to do so, consented to the sale of the assets and extended the maturity date of the note, subject to the terms and conditions as set forth in the Agreement. Upon execution of the Agreement, the new borrower paid an initial payment on the note in the amount of $184,203 in July 2006, including accrued interest of 6% since March 24, 2006. Subsequent payments are due quarterly beginning September 30, 2006, until paid in full. New UCC filings are being filed in Texas to perfect the Company’s secured position in the assets of new borrower.
The Company has not recorded a reserve for uncollectibility of this note receivable as the secured collateral, particularly equipment owned by the debtor, has a fair market value that exceeds the note balance. The balance outstanding including interest as of June 30, 2006 and December 31, 2005 was $606,217.
During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATM machines at the ATM sites. The Company received $189,059 during 2005, $35,208 during the first quarter of 2006, and $23,471 during the second quarter of 2006. The balance outstanding as of June 30, 2006 and December 31, 2005 was $155,262 and $213,941, respectively, of which $25,170 is due upon the final installation of ATM machines at the ATM sites and the remaining balance to be repaid over 36 months.
During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At June 30, 2006 and December 31, 2005, the remaining balance was $24,182 and $101,916, respectively, including interest.
Total outstanding loans receivable at June 30, 2006 and December 31, 2005 was $785,661 and $922,074, respectively, which includes interest receivable of $31,927 and $34,431, respectively.
7. Goodwill and Intangible Assets
As of June 30, 2006, goodwill was $4,013,056 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of June 30, 2006
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Useful Lives
Patents	$20,560	$(2,056)	$18,504	5 years

Customer relationships	7,110,000	(443,733)	6,666,267	1 1/2 to 7 1/2 years
Employment and non-compete agreements	60,000	(6,667)	53,333	3 years

	$7,190,560	$(452,456)	$6,738,104

Total amortization expense for the three and six months ended June 30, 2006 was $342,726 and $452,456, respectively. As of June 30, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2006	$677,662
2007	1,321,991
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,701

Total expected amortization expense	$6,738,104

8. Checks Issued in Excess of Cash in Bank
The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
9. Other Accrued Expenses
Other accrued expenses consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Accrued payroll and related items	$529,278	$658,591
Accrued interest	380,413	212,874
Amounts due casinos	844,449	380,000
Other	52,008	21,600

Total other accrued expenses	$1,806,148	$1,273,065

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
Letter of Credit
The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expired on June 1, 2006 and the Company is in the process of obtaining an extension.
Major Customer
The Company had sales to one customer of approximately 26%, 28%, 28%, and 29% of total revenues of Commissions on Credit Card Cash Advances, ATMs and Check Cashing Services for the three and six months ended June 30, 2006 and 2005, respectively. The Company had sales to an additional customer of approximately 10% and 11% of total revenues for the three and six months ended June 30, 2005.
Employment Agreement
The Company entered into an employment agreement with its Chief Financial Officer (CFO) during the first quarter with a term of three years. The agreement requires annual compensation of $250,000, plus an annual bonus as defined in the agreement and payment of any unpaid salary through the end of the agreement if the CFO is terminated without cause.
11. Line of Credit
On November 10, 2005, the Company entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provide for a two-year line of credit of up to $13,000,000 collateralized by substantially all of the Company’s assets with the outstanding balance due on the expiration of the line of credit on November 9, 2007. The Company may request future increases in the amount of the line of credit subject to the Company’s compliance with various covenants on a pro forma basis after such increase. Amounts outstanding under the line of credit bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Alternatively, the Company may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The loan documents contain various financial and other covenants. The Company paid an up-front loan fee and will also pay a commitment fee based on the unused portion of the loan commitment and the Company’s ratio of funded debt to EBITDA. $5,500,000 of the Credit Agreement is available for the Company’s working capital needs. $7,500,000 of the Credit Agreement was available for the Company’s acquisition of Indian Gaming Services from Borrego Springs Bank, N.A., described below in

Footnote 15 — Acquisition. The Company had outstanding borrowings of $9,786,404 at an interest rate of 7.35% at June 30, 2006 and $5,200,000 at an interest rate of 7.25% at December 31, 2005.
At June 30, 2006, we were not in compliance with three covenants contained in our credit agreement with Bank of America, N.A. related to funded debt to EBITDA, minimum EBITDA and minimum Fixed Charge Coverage Ratio. In connection with the covenant breaches, we made a $3 million payment during the quarter. We also sought and were granted a waiver of these three covenants subsequent to the period ended June 30, 2006 under an amendment entered into on August 8, 2006. Under the terms of the amendment, the interest rate was raised by 350 basis points effective from the date of the amendment. In addition, we are required to pay a waiver fee of $150,000 and make a $2 million payment of our outstanding balance. Both amounts are due and payable on or before September 30, 2006.
12. Equity Transactions
On February 28, 2006, the Company received cash proceeds of $4,470,160 upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A.
During the six months ended June 30, 2006, a total of 30,000 warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 24,050 shares of common stock.
During the six months ended June 30, 2006, a total of 8,125 warrants were exercised for cash of $12,186 at a weighted average exercise price of $1.50 per share.
During the six months ended June 30, 2006, 7,000 options were exercised for cash of $28,000 at a weighted average exercise price of $4.00 per share.
In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first six months of 2006 and 2005, the Company did not repurchase any equity securities.
13. Income Taxes
At June 30, 2006, the Company’s federal and state net operating loss carryforwards were $10,590,000 and $7,168,000, respectively. The Company recorded a benefit from income taxes of $503,400, $1,044,400, $1,266,800 and $895,600 for the three and six months ended June 30, 2006 and 2005, respectively.
14. Deferred Income Taxes
The Company’s deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization and accrued liabilities. The Company’s deferred tax asset as of June 30, 2006 and December 31, 2005 was $4,733,000 and $3,398,000, respectively. The deferred tax liability as of June 30, 2006 and December 31, 2005 was $1,179,000 and $1,092,000, respectively, which has been offset against the long-term deferred tax asset.
15. Acquisition
Effective February 28, 2006, the Company acquired certain assets and assumed certain liabilities of Indian Gaming Services, a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The acquisition provides the Company with additional ATM, check cashing and credit and debit services to 11 casino facilities. In addition, the acquisition provides the Company with access to other credit and debit processing opportunities. The $12 million purchase price was funded at closing with a combination of (i) funds borrowed under the Company’s $13 million credit facility with Bank of America, N.A., a national banking association, (ii) cash proceeds received upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A., and (iii) cash on hand. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”
The purchase price of the acquisition was:

Cash consideration	$12,000,000
Costs associated with the transaction	453,056
Liabilities assumed	(148,498)

$12,304,558

Purchase Price Allocation
The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property, plant and equipment	$1,270,000
Identifiable intangible assets:
Customer relationships	7,110,000
Employment and non-compete agreements	60,000
Goodwill	4,013,056
Liabilities assumed	(148,498)

$12,304,558

The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of identifiable intangible assets, and certain property, plant and equipment. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 1 1/2 to 7 1/2 years. We expect that substantially all of the amount allocated to goodwill will be deductible for tax purposes. We expect that we will incur additional costs associated with the transaction during 2006, which costs will be allocated to goodwill.
The results of Indian Gaming Services have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended June 30, 2006 and 2005, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Commissions on credit card cash advances, ATMs and check cashing services	$24,146,610	$20,279,643	$47,713,963	$37,960,057

Net loss	$(804,142)	$(1,844,397)	$(2,067,642)	$(1,666,761)
Net loss per common share:

Basic	$(0.05)	$(0.11)	$(0.12)	$(0.10)

Diluted	$(0.05)	$(0.11)	$(0.12)	$(0.10)
16. Recent Accounting Pronouncement
The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

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
Overview
The Company provides credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”) to casinos, a majority of which are owned and operated by Native American tribes. These products are the primary means by which casinos make cash available to gaming patrons. The Company also provides casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. With our February 28, 2006 acquisition of Indian Gaming Services, the Company added 11 casinos as customers and obtained access to other credit and debit processing opportunities.
Credit Card Cash Advances and POS Debit Card Transactions
The Company’s CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at over 90 casinos. The Company’s CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
ATM Cash Withdrawals
The Company offers a full menu of ATM services to casinos and retailers. Through the Company’s standard ATMs and our “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by the Company or directly by the casino or retailer. If the casino or retailer provides the vault cash, the Company pays a fee to the casino or retailer for the use of such cash. The Company processes ATM transactions through ATM networks with which the Company has licensing agreements. In addition, through lease agreements, the Company provides ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of the Company’s standard ATMs or “All-In-1 ATMs.” The Company’s processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.
Check Cashing Solutions
The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing business. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At June 30, 2006, there were approximately 21 casinos utilizing our full service check cashing services. Second, the Company provides check guarantee services with the assistance of third party providers and check verification services.
The Company continually seeks to develop new technology that will make cash advance transactions more convenient for customers. For example, we previously created a wireless cash advance system that allows gaming patrons to complete a transaction from remote areas of the casino, such as a slot machine or gaming table. The Company is placing an emphasis on expanding our wireless cash advance system and cashless gaming systems.
Over the past two years, we have entered into strategic alliances with Certegy, TDN Money Systems, Progressive Gaming International and Western Money Systems. These alliances have allowed us to expand our product offerings and enter into markets that we have not previously serviced. The Company continues to look for additional partnerships and alliances as we move ahead as part of our overall growth strategy.
On April 12, 2006 the Company announced that we have entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”).
Through the Joint Venture, the Company hopes to develop products that allow customers to fund player accounts using credit and debit cards at the gaming device under a license to a portfolio of patents from Scotch Twist. If and when developed, Bally Technologies and Cash Systems will work together to market and sell such access systems, initially for use exclusively with Bally’s hardware interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. We do not anticipate that the development costs related to the Joint Venture will be material to us.
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
We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.
Results of Operations
Three months ended June 30, 2006 compared to June 30, 2005
Revenues for the quarter ended June 30, 2006 were $24.1 million compared to $16.0 million for the same period in 2005. The $8.1 million increase, which represents a 51% increase in 2006 revenues over 2005 revenues, is primarily due to the continued expansion of products and services to additional gaming operations and includes the accretive effect of acquiring IGS during the prior quarter. The volume of transactions processed through our Cash Access Services during the quarter ended June 30, 2006 was $727.5 million compared to $495.2 million during the same period in 2005. We expand and win business relationships based on the Company’s focus on technology and superior service.
Operating expenses for the quarter ended June 30, 2006 were $24.6 million compared to $18.7 million for 2005. The $5.9 million increase, which represents a 31% increase in operating expenses, was primarily due to the expansion of our business to additional locations and the acquisition of IGS. Commissions increased by $5.2 million which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Payroll and related costs increased by nearly $1.1 million.

A majority of this increase resulted from the build out of the accounting and finance infrastructure and expansion of executive and administrative staff to support the expanded business operations, while $0.4 million of this increase was attributable to stock compensation expense resulting from the grant of options to the Board of Directors. Depreciation and amortization also increased by approximately $0.4 million primarily due to the acquired assets of IGS. The development and build out of our infrastructure has enabled the Company’s transition to less reliance on outside professional services, including expenditures for compliance work associated with the Sarbanes-Oxley Act of 2002 (“SOX”). As a result, a decrease in professional fees of $0.4 million compared to the same period last year helped offset the overall increase in operating expenses. In addition, check cashing costs decreased by approximately $0.5 million; thus further offsetting the overall increase in operating expenses. Interest expense increased by approximately $0.8 million due to the increased amount of vault cash required to fund our ATMs, increased borrowing on our line of credit, and higher interest rates. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
On a fully diluted basis, after-tax net loss of ($804,142) for the second quarter of 2006 was 3% of sales or ($0.05) per diluted common share, as compared to a net loss of ($1,668,385) which was 10% of sales or ($0.10) per diluted common share for the same prior year period.
Six months ended June 30, 2006 compared to June 30, 2005
Revenues for the six months ended June 30, 2006 were $44.6 million compared to $29.7 million for the same period in 2005. The $14.9 million increase, which represents a 50% increase in 2006 revenues over 2005 revenues, is due to the continued expansion of products and services to additional gaming operations. The volume of transactions processed through our Cash Access Services during the six months ended June 30, 2006 was $1,342.4 million compared to $929.7 million during the same period in 2005. We expand and win business relationships based on the Company’s focus on technology and superior service.
Operating expenses for the six months ended June 30, 2006 were $46.5 million compared to $31.9 million for 2005. The $14.6 million increase, which represents a 46% increase in operating expenses, was primarily due to the expansion of our business to additional locations. Commissions, processing costs and check cashing costs increased by approximately $10.5 million which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Payroll and related costs also increased by nearly $2.1 million resulting from the build out of the accounting and finance infrastructure, expansion of executive and administrative staff to support the expanded business operations, and increase in stock compensation expense. Interest expense increased by approximately $1.2 million due to the increased amount of vault cash required to fund our ATMs, increased borrowing on our line of credit, and higher interest rates. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
On a fully diluted basis, after-tax net loss of ($2,023,657) for the six months ended June 30, 2006 was 5% of sales or ($0.12) per diluted common share, as compared to a net loss of ($1,430,784) which was 5% of sales or ($0.09) per diluted common share for the same prior year period.
Liquidity and Capital Resources
At June 30, 2006, we had cash of $20.7 million compared to $30.2 million at December 31, 2005. Cash provided from operations totaled $3.8 million and cash used in operations totaled $0.4 million during the six months ended June 30, 2006 and 2005, respectively.
On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. $5,500,000 of this line of credit is available for our working capital needs, and $7,500,000 of this line of credit was available for our acquisition of Indian Gaming Services from Borrego Springs Bank, N.A. Available credit under this line of credit for our working capital needs was $3,213,596 at June 30, 2006, compared to $300,000 at December 31, 2005.
We had a working capital deficit of approximately $1.5 million at June 30, 2006 compared to working capital of $10.8 million at December 31, 2005. We expect our operating working capital requirements to increase in fiscal 2006 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations as well as borrowings under our bank credit facilities for at least the next 12 months. Settlements due from credit card processors were $2.5 million at June 30, 2006 compared to $7.7 million at December 31, 2005.
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
Interest Rate Risk
We had $9.8 million in borrowings outstanding under our bank credit facility at June 30, 2006. Amounts outstanding under this facility bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on our ratio of funded debt to earnings before EBITDA. Alternatively, we may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The interest rate under this facility is currently set at

2.25% over the LIBOR rates. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would increase or decrease by approximately $0.1 million on a pre-tax basis.
In addition, our vault cash arrangement with Fidelity Bank requires that we pay fees on the balance of the funds provided in an amount equal to the bank’s prime rate of interest plus 2% (10.25% at June 30, 2006) or 10%, whichever is greater. At June 30, 2006 and December 31, 2005, the rate was 10.25% and 10%, respectively. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $.2 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the quarter ended June 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at June 30, 2006. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2005, our management concluded that we had a material weakness in internal controls over financial reporting relating to controls for financial close and reporting. Accordingly, and as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, management intends to implement remediation measures during the course of 2006. We have made the following changes to strengthen our internal control over financial reporting during the quarter ended June 30, 2006:
•	We evaluated the accounting personnel responsible for financial reporting and control and the consultants hired to implement appropriate control activities.

•	We hired a Financial Controller and Director of SEC Reporting and Compliance to implement changes to strengthen our internal control environment.

•	We discussed and are in the process of implementing specific procedures to address the material weakness in internal control identified for financial close and reporting.
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
Our two-year line of credit of up to $13 million with Bank of America, N.A. contains strict financial covenants. Among other things, these covenants require us to maintain certain net income and net worth levels and a certain ratio of net income to fixed expenses as of each quarter end. At June 30, 2006, we were not in compliance with three covenants related to funded debt to EBITDA, minimum EBITDA and minimum fixed charge coverage. We sought and were granted a waiver of these three covenants subsequent to June 30, 2006. In the event that we continue to fail to comply with the covenants contained in the credit agreement and Bank of America, N.A. does not waive such non-compliance or agree to amend the terms of the credit agreement to bring us into compliance, Bank of America, N.A. would be entitled to accelerate the maturity of the outstanding balance. If we are unable to secure alternative financing or raise additional capital to repay this outstanding balance, Bank of America, N.A. would be entitled to foreclose on substantially all of our assets which secure the repayment of such outstanding balance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2006, a total of 30,000 warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 24,050 shares. The issuance of the Company’s common stock was effected as a private placement pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
During the three months ended June 30, 2006, a total of 8,125 warrants were exercised for cash of $12,186 at a weighted average exercise price of $1.50 per share. The issuance of the Company’s common stock was effected as a private placement pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
Issuer Repurchases of Equity Securities
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2006. At June 30, 2006, the Company had authority to repurchase 1,000,000 shares of its common stock pursuant to this stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on June 21, 2006. There were two proposals up for approval. The results of voting are as follows:
1. To elect five (5) directors of the Company for the ensuing year.

		Total Votes For	Withheld
Michael D. Rumbolz	Chief Executive Officer, President, and Chairman of the Board	16,792,912	219,092
Christopher D. Larson	Chief Operating Officer and Director	16,715,132	296,872
Patrick R. Cruzen (1)(2)(3)	Director	16,982,297	29,707
Donald D. Snyder (1)(3)	Director	16,982,297	29,707
Patricia W. Becker (1)(3)	Director	16,982,297	29,707

(1)	Member of the Audit Committee.

(2)	Audit Committee financial expert.

(3)	Member of the Compensation Committee.
2. To ratify the appointment of Virchow, Krause & Company, LLP as independent certified public accountants for the year ending December 31, 2006.

Total	Total
Votes For	Votes Against	Abstain
16,984,305	17,400	10,300

ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.

	By:	/s/ Michael D. Rumbolz

Michael D. Rumbolz
Chief Executive Officer
(principal executive officer)

DATE: August 9, 2006

	By:	/s/ Andrew Cashin

Andrew Cashin
Chief Financial Officer
(principal financial officer)
DATE: August 9, 2006

EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002