Form 10-Q
period 2006-09-30
CASH SYSTEMS INC
filed 2006-11-09
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2006, there were 17,813,913 issued and 17,746, 413 outstanding shares of the registrant’s common stock, $0.001 par value per share.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash (Note 3)	$27,209,717	$30,247,119
Current portion of prepaid commissions (Note 2)	320,176	501,343
Current portion of loans receivable (Note 6)	566,306	874,133
Deferred income taxes (Note 14)	1,272,000	1,677,000
Settlements due from credit card processors (Note 5)	7,628,782	7,683,417
Other current assets (Note 4)	3,843,716	3,006,880

Total Current Assets	40,840,697	43,989,892

PROPERTY AND EQUIPMENT, NET	7,073,707	5,258,980

OTHER ASSETS
Goodwill (Note 7)	4,062,700	—
Intangible assets, net (Note 7)	6,399,276	20,560
Deferred income taxes (Note 14)	3,930,000	629,000
Long-term prepaid commissions, net of current portion (Note 2)	573,106	341,019
Long-term loans receivable, net of current portion (Note 6)	119,554	47,941
Other	172,070	55,338

Total Other Assets	15,256,706	1,093,858

TOTAL ASSETS	$63,171,110	$50,342,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank (Note 8)	$19,685,660	$21,768,860
Line of credit — bank (Note 11)	12,995,000	5,200,000
Accounts payable — trade	1,930,773	2,541,396
Credit card cash advance fees payable	1,540,421	859,063
ATM commissions payable	1,898,015	1,184,498
Credit card chargebacks payable	129,815	226,184
Check cashing commissions payable	252,041	105,084
Other accrued expenses (Note 9)	6,456,370	1,273,065

Total Current Liabilities	$44,888,095	33,158,150

Total Liabilities	$44,888,095	33,158,150

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 17,813,913 and 16,879,738 shares issued, 17,746,413 and 16,879,738 shares outstanding (Note 12)	17,746	16,879
Additional paid-in capital (Note 12)	24,954,451	19,046,379
Accumulated deficit	(6,689,182)	(1,878,678)

Total Stockholders’ Equity	18,283,015	17,184,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,171,110	$50,342,730

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Commissions on credit card cash advances, ATMs and check cashing services	$25,966,850	$17,050,788	$70,592,585	$46,737,656

Operating expenses
Commissions	14,981,995	8,365,053	38,791,250	22,909,965
Processing costs	5,278,261	3,412,956	13,739,426	10,540,434
Check cashing costs	1,683,177	1,042,135	4,151,434	3,698,742
Armored carrier services	157,800	93,499	537,541	337,637
Payroll, benefits and related taxes	3,022,612	2,273,642	8,662,521	5,776,805
Professional fees	279,776	613,440	1,649,066	1,649,255
Other general and administrative expenses	3,316,870	1,020,561	6,470,834	3,226,054
Depreciation and amortization	871,087	325,584	2,109,271	925,720

Total operating expenses	29,591,578	17,146,870	76,111,343	49,064,612

Loss from operations	(3,624,728)	(96,082)	(5,518,758)	(2,326,956)

Other income (expense)
Interest expense	(798,690)	(122,635)	(2,206,923)	(346,869)
Interest and other income	70,771	99,609	82,577	228,333

Total other income (expense)	(727,919)	(23,026)	(2,124,346)	(118,536)

Loss before income taxes	(4,352,647)	(119,108)	(7,643,104)	(2,445,492)

Benefit from income taxes	(1,565,800)	(48,000)	(2,832,600)	(943,600)

Net loss	$(2,786,847)	$(71,108)	$(4,810,504)	$(1,501,892)

Net loss per common share:
Basic	$(0.16)	$(0.00)	$(0.27)	$(0.09)
Diluted	$(0.16)	$(0.00)	$(0.27)	$(0.09)

Weighted average common shares outstanding:
Basic	17,716,996	16,672,815	17,589,859	16,514,792
Diluted	17,716,996	16,672,815	17,589,859	16,514,792
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	(4,810,504)	(1,501,892)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	2,109,271	925,720
Share-based compensation expense	666,158	—
Tax benefit associated with employee stock option exercises	84,185	390,000
Amortization of debt issuance costs	22,638	—
Deferred income taxes	(2,896,000)	(1,238,000)
Change in interest receivable on loans receivable	13,031	(153,548)
Changes in operating assets and liabilities:
Related parties receivable	—	128,957
Prepaid commissions	181,167	(102,084)
Other assets	(139,370)	645,006
Settlements due from credit card processors	54,635	1,018,398
Other current assets	(836,836)	(698,162)
Long-term prepaid commission	(232,087)	261,451
Accounts payable — trade	(610,623)	453,109
Credit card cash advance fees payable	681,358	184,543
ATM commissions payable	713,517	390,623
Check cashing commissions payable	146,957	16,342
Credit card chargebacks payable	(96,369)	151,914
Due to related party	—	(211,846)
Other accrued expenses	5,034,807	88,163

Cash flows provided from operating activities	85,935	748,694

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	(12,354,202)	—
Purchases of property and equipment	(1,945,908)	(2,478,580)
Loans receivable, net	332,665	1,145,338
Issuance of loans receivable	(26,288)	—

Cash flows used in investing activities	(13,993,733)	(1,333,242)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(2,083,200)	6,439,922
Line of credit — bank, net	7,795,000	—
Issuance of common stock	5,108,410	—
Exercise of stock options	38,000	1,351,529
Exercise of warrants	12,186	190,900

Cash flows provided from financing activities	10,870,396	7,982,351

Increase/(Decrease) in cash	(3,037,402)	7,397,803

Cash, beginning of period	30,247,119	13,043,874

Cash, end of period	$27,209,717	$20,441,677

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$2,060,967	$315,827
Cash (paid) received from income taxes	—	609,322

Non-Cash Investing and Financing activities:
Loan receivable in lieu of cash for property and equipment	$83,194	—
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated balance sheets as of September 30, 2006 and December 31, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company and are unaudited. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year.
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

Software Development Costs
Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. $120,579 and $15,678 of costs related to the implementation of SOP 98-1 were capitalized during the three months ended September 30, 2006 and 2005, respectively, while $478,497 and $156,976 were capitalized during the nine months ended September 30, 2006 and 2005, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $157,633 and $63,268 for the three months ended September 30, 2006 and 2005, respectively, and $292,549 and $187,749 for the nine months ended September 30, 2006 and 2005, respectively.
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
Cash Concentrations
Bank balances exceeded federally insured levels during the three and nine months ended September 30, 2006 and 2005 and exceeded federally insured levels at September 30, 2006 and December 31, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of September 30, 2006 and December 31, 2005.
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
The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at September 30, 2006 and December 31, 2005 was $129,815 and $226,184, respectively.
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
Research and Development
The Company expenses research and development as costs are incurred. For the three and nine months ended September 30, 2006, the Company expensed $135,345 which is included in other general and administrative expenses on the consolidated statement of operations.
Reclassifications
Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three and nine months ended September 30, 2006. These reclassifications had no effect on the Company’s consolidated net loss for the three and nine months ended September 30, 2006.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares. The following table presents a reconciliation of the denominators used in the computation of net loss per common share – basic, and net loss per common share – diluted, for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted shares of common stock outstanding –	17,716,996	16,672,815	17,589,859	16,514,792
Weighted shares of common stock assumed upon exercise of stock options, restricted stock awards and warrants	—	—	—	—

Weighted shares of common stock outstanding –	17,716,996	16,672,815	17,589,859	16,514,792
The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options and warrants were antidilutive for the three and nine months ended September 30, 2005 and 2006, respectively.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment , (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2006 was $133,650 and $628,638, respectively.
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
Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested and therefore; no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 related to awards granted prior to January 1, 2006.
During the quarter ended September 30, 2006, 30,000 stock options were granted to a new independent member of the Board of Directors at a fair value on the date of grant with immediate vesting. The cumulative effect of this action was an additional non-cash expense of $133,650. In addition, amortization of three restricted stock awards granted in prior quarters during the current year resulted in an additional non-cash expense totaling $37,520 which was recorded in the quarter ended September 30, 2006.
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
For employee or non-employee stock options granted during the three and nine months ended September 30, 2006, the Company determined compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 55.32% and 55.90%, 3) a risk-free interest rate of 5.12% and 5.00% and 4) an expected life of 6.5 years.

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
General Option Information
Option activity under the 2001 and 2005 Plans for the nine months ended September 30, 2006 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	2,105,500	$6.02
Granted	120,000	6.60
Exercised	(124,500)	5.43
Canceled	(20,000)	6.55

Options outstanding, end of period	2,081,000	$6.08	7.29	$2,339,710

Options exercisable	2,081,000	$6.08	7.29	$2,339,710

Shares available for future grant	227,000

The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $6.99 as of September 30, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1,296,000.
Restricted Stock Awards
Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally three years, using straight line vesting. A summary of the Company’s restricted stock activity for the nine months ended September 30, 2006 is presented in the following table:

		Weighted	Weighted
		Average	Average
		Grant	Remaining
		Date Fair	Contractual
	Shares	Value	Term
Unvested, beginning of period	67,500	$6.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested, end of period	67,500	$6.67	9.55

As of September 30, 2006, there was $381,042 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average period of 2.54 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$(71,108)	$(1,501,892)
Deduct share-based compensation expense under the fair value based method for all awards, net of tax	(506,164)	(1,244,654)

Pro forma net loss	$(577,272)	$(2,746,546)

Basic earnings per common share, as reported	$0.00	$(0.09)
Pro forma basic loss per common share	$(0.03)	$(0.17)
Diluted earnings per common share, as reported	$0.00	$(0.09)
Pro forma diluted loss per common share	$(0.03)	$(0.17)
For employee or non-employee stock options granted during the three and nine months ended September 30, 2005, the Company determined pro forma compensation expense under the provisions of SFAS No. 123 using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 57.63% and 61.29%, 3) a risk-free interest rate of 4.25% and 4.14% and, 4) an expected life of 6.5 years.
3. Funding Arrangement
Fidelity Bank Agreement
In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement requires the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% (10.25% at September 30, 2006) or 10%, whichever is greater. At September 30, 2006 and December 31, 2005, the rate was 10.25% and 10%, respectively. The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, the Company receives settled funds for ATM transactions from the network payment processor and distributes the funds to various customer accounts the same or next day. The Company records a payable during the period the funds are held. As of September 30, 2006, the Company had a balance of $2,640,840.
Site Funded ATMs
The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of September 30, 2006 and December 31, 2005, the Company operated 54 and 71 ATMs, respectively, that were site funded. The Company had approximately $7.0 million and $7.8 million of cash in ATMs at September 30, 2006 and December 31, 2005, respectively.

4. Other Current Assets
Other current assets consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Receivable from casinos	$658,849	$819,593
Receivable from bank	871,614	—
Income taxes receivable	351,874	260,714
Prepaid expenses	126,812	224,801
Receivable for check guarantees	652,753	301,535
Holdback reserve from credit card processor, net of reserve of $780,825	—	585,825
Other receivables, net of reserve of approximately $1,514,432 and $49,000	1,181,814	814,412

Total other current assets	$3,843,716	$3,006,880

The Company has other receivables that primarily consist of accounts receivable exceptions. Accounts receivable exceptions represent amounts due the Company for valid transactions that require resubmittal to the processor in order to receive payment.
Receivable from casinos
The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company. We also have receivables from certain casinos for which we fund ATMs. The Company has not recorded an allowance related to these receivables since the Company considered the balances 100% collectible.
Receivable from bank
Our vault cash provider is in possession of a portion of our Debit POS fees from our newly acquired Indian Gaming Service locations amounting to $871,614 at September 30, 2006. These fees are sent to us on a weekly basis and are considered 100% collectible.
Receivable for check guarantees
The Company has an agreement with a vendor for the guarantee of approximately 76% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 24% of funds paid on personal checks cashed at various casino locations. The increase in the percentage of self-guaranteed checks during the current year is primarily due to the acquisition of Indian Gaming Services where all check-cashing is self-guaranteed and a major customer’s discontinuation of check guarantee services during the quarter ended September 30, 2006. The Company has an agreement with a third party agency for collections on self-guaranteed checks.
Holdback reserve from credit card processor
During 2005, the Company’s current credit card processor improperly withheld transaction fees of $780,825. The Company believes the processor had no basis for assessing these fees, but no legal action has commenced as of September 30, 2006. The Company increased its reserve by $585,825 during the quarter ended September 30, 2006 to fully reserve for the entire balance of $780,825.
5. Settlements Due From Credit Card Processors
The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of September 30, 2006 and December 31, 2005, the balance of settlements due from credit card processors was $7,628,782 and $7,683,417, respectively.
6. Loans Receivable
During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005.

Effective March 24, 2006, based on a Loan Modification and Assumption Agreement and Consent to Sale of Assets (this “Agreement”), executed on July 13, 2006, the acquisition candidate is selling all of its assets, including the collateral, to a new borrower. Acquisition candidate and the new borrower requested that the Company allow the sale of the assets and extend the maturity date of the note to September 2007. The Company, although under no obligation to do so, consented to the sale of the assets and extended the maturity date of the note, subject to the terms and conditions as set forth in the Agreement. Upon execution of the Agreement, the new borrower paid an initial payment on the note in the amount of $184,103 in July 2006, including accrued interest of 6% since March 24, 2006. Subsequent payments are due quarterly beginning September 30, 2006, until paid in full. New UCC filings were filed in Texas to perfect the Company’s secured position in the assets of new borrower.
The Company has not recorded a reserve for uncollectibility of this note receivable as the secured collateral, particularly equipment owned by the debtor, has a fair market value that exceeds the note balance. The balance outstanding including interest as of September 30, 2006 and December 31, 2005 was $422,114 and $606,217, respectively.
During the first quarter of 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATMs at the ATM sites. The Company received $189,059 during 2005, $35,208 during the first quarter of 2006, and $23,471 during the second quarter of 2006. Additional purchase and installation of ATMs during the quarter ended September 30, 2006 resulted in an additional $109,482 to the note balance. The Company received $32,990 during the third quarter of 2006 for both notes. The combined balance outstanding as of September 30, 2006 and December 31, 2005 was $251,514 and $213,941, respectively, of which $25,170 is due upon the final installation of ATMs at the ATM sites and the remaining balance to be repaid over 36 months.
During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At September 30, 2006 and December 31, 2005, the remaining balance was $12,232 and $101,916, respectively, including interest.
Total outstanding loans receivable at September 30, 2006 and December 31, 2005 was $685,860 and $922,074, respectively, which includes interest receivable of $21,400 and $34,431, respectively.
7. Goodwill and Intangible Assets
As of September 30, 2006, goodwill was $4,062,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of September 30, 2006
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	3,064	17,496	5 years

Customer relationships (relates to IGS)	7,110,000	776,553	6,333,447	1 1/2 to 7 1/2 years

Employment and non-compete agreements (relates to IGS)	60,000	11,667	48,333	3 years

	$7,190,560	791,284	6,399,276

Total amortization expense for the three and nine months ended September 30, 2006 was $338,828 and $791,284, respectively. As of September 30, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2006	$338,831
2007	1,321,991
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,697

Total expected amortization expense	$6,339,269

8. Checks Issued in Excess of Cash in Bank
The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
9. Other Accrued Expenses
Other accrued expenses consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Accrued payroll and related items	$363,396	$658,591
Accrued interest	320,280	212,874
Amounts due casinos	3,047,242	380,000
Amounts due bank	2,640,080	—
Other	85,372	21,600

Total other accrued expenses	$6,456,370	$1,273,065

Amounts due casinos represent funds owed to various casinos for reimbursement on credit card cash advance transactions once the Company receives settlement funds.
Due to transition to internal processing, the Company now receives settled funds for ATM transactions from the network payment processor and distributes the finds to various customer accounts the same or next day. The Company records a payable during the period the funds are held.
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
Regulatory Bond
The Company maintains a $250,000 bond with Fidelity and Deposit Company of Maryland to secure performance under a regulatory application for licensing in the state of Florida. The license is to conduct business as a money transmitter/check casher.
Major Customer
The Company had sales to one customer of approximately 26% and 27% of Commissions on Credit Card Cash Advances, ATMs and Check Cashing Services for the three and nine months ended September 30, 2006; and 28% and 29% of total revenues for the three and nine months ended September 30, 2005. The Company had sales to an additional customer of approximately 10% and 11% of total revenues for the three and nine months ended September 30, 2005.
Employment Agreement
The Company entered into an employment agreement with its Chief Financial Officer (CFO) during the first quarter with a term of three years. The agreement requires annual compensation of $250,000, plus an annual bonus as defined in the agreement and payment of any unpaid salary through the end of the agreement if the CFO is terminated without cause.
11. Line of Credit
On November 10, 2005, the Company entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provided for a two-year line of credit of up to $13,000,000 collateralized by substantially all of the Company’s assets with the outstanding balance due on the expiration of the line of credit on November 9, 2007. The line of credit was repaid in full using proceeds from the issuance and sale of Senior Secured Convertible Notes as more fully described in Footnote 17.

The Company had outstanding borrowings of $12,995,000 at an interest rate of 11.26% at September 30, 2006 and $5,200,000 at an interest rate of 7.25% at December 31, 2005. At September 30, 2006 we were not in compliance with three covenants contained in our credit agreement with Bank of America, N.A. related to funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum EBITDA and minimum Fixed Charge Coverage Ratio. As described below in Footnote 17 - Recent Developments, the Company repaid this two-year line of credit on October 10, 2006 with proceeds from the issuance and sale of Senior Secured Convertible Notes and warrants in a private placement to certain institutional accredited investors.
12. Equity Transactions
On February 28, 2006, the Company received cash proceeds of $4,470,160 upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A.
During the nine months ended September 30, 2006, a total of 30,000 warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 24,050 shares of common stock.
During the nine months ended September 30, 2006, a total of 8,125 warrants were exercised for cash of $12,186 at a weighted average exercise price of $1.50 per share.
During the nine months ended September 30, 2006, 124,500 options were exercised for cash of $676,250 at a weighted average exercise price of $5.43 per share.
In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the first nine months of 2006 and 2005, the Company did not repurchase any equity securities.
13. Income Taxes
At September 30, 2006, the Company’s federal and state net operating loss carryforwards were $12,609,000 and $7,903,000, respectively. The Company recorded a benefit from income taxes of $1,565,800, $48,000, $2,832,600 and $943,600 for the three and nine months ended September 30, 2006 and 2005, respectively.
14. Deferred Income Taxes
The Company’s deferred income tax assets and liabilities are recognized for the difference between the financial statement and income tax reporting basis of the assets and liabilities based upon currently enacted rates and laws. These differences include depreciation, amortization, reserve account and accrued liabilities. The Company’s deferred tax asset as of September 30, 2006 and December 31, 2005 was $5,202,000 and $3,398,000, respectively. The deferred tax liability as of September 30, 2006 and December 31, 2005 was $1,158,000 and $1,092,000, respectively, which has been offset against the long-term deferred tax asset.
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
The purchase price of the acquisition was:

Cash consideration	$12,000,000
Costs associated with the transaction	502,700
Liabilities assumed	(148,498)

$12,354,202

Purchase Price Allocation
The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property, plant and equipment	$1,270,000
Identifiable intangible assets:
Customer relationships	7,110,000
Employment and non-compete agreements	60,000
Goodwill	4,062,700
Liabilities assumed	(148,498)

$12,354,202

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
The results of Indian Gaming Services have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three and nine months ended September 30, 2006 and 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended September 30, 2006 and 2005, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Commissions on credit card cash advances, ATMs and check cashing services	$25,819,648	$21,380,635	$73,533,610	$59,340,692

Net loss	$(2,786,847)	$(279,631)	$(4,854,489)	$(1,859,921)
Net loss per common share:

Basic	$(0.16)	$(0.02)	$(0.28)	$(0.11)

Diluted	$(0.16)	$(0.02)	$(0.28)	$(0.11)
16. Recent Accounting Pronouncements
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
In September 2006, the FASB has issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).
SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.
SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.
The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.
In September 2006, the FASB has issued SFAS No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.
17. Recent Developments
On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) and warrants to purchase an aggregate of 312,500 shares of the Company’s common stock (the “Warrants”) in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A.

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
Credit Card Cash Advances and POS Debit Card Transactions
The Company’s CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at over 100 casinos. The Company’s CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
Check Cashing Solutions
The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing business. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At September 30, 2006, there were approximately 22 casinos utilizing our full service check cashing services. Second, the Company provides check guarantee services with the assistance of third party providers and check verification services.
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
In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company hopes to develop products that allow customers to fund player accounts using credit and debit cards at the gaming device under a license to a portfolio of patents from Scotch Twist. If and when developed, Bally Technologies and Cash Systems will work together to market and sell such access systems, initially for use exclusively with Bally’s hardware interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. We do not anticipate that the development costs related to the Joint Venture will be material to us. On October 16, 2006, the Company announced commencement of beta testing of the cashclub(TM) product, which enables cash access via a players club card, at Dover Downs located in Dover, Delaware and Delaware Park located in Wilmington, Delaware.
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
We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed . SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.
Results of Operations
Three months ended September 30, 2006 compared to September 30, 2005
Revenues for the quarter ended September 30, 2006 were $26.0 million compared to $17.1 million for the same period in 2005. The $8.9 million increase, which represents a 52% increase in 2006 revenues over 2005 revenues, is primarily due to the continued expansion of products and services to additional gaming operations and includes the accretive effect of acquiring IGS during the first quarter of 2006. The volume of transactions processed through our Cash Access Services during the quarter ended September 30, 2006 was $788.3 million compared to $530.5 million during the same period in 2005. The Company expands and wins business relationships based on the Company’s focus on technology and superior service.
Operating expenses for the quarter ended September 30, 2006 were $29.6 million compared to $17.1 million for 2005. The $12.4 million, or 73% increase in operating expenses over the comparable quarter in 2005, was primarily due to the expansion of our business to additional locations. Commissions increased by $6.6 million mainly due to the increase in pricing concessions made to maintain or expand customer relationships. Processing costs remained consistent at approximately 20% of revenue for the quarters ended September 30, 2006 and 2005, despite the most recent quarter’s increase in the number of processing transactions and the $0.6 million increase in reserve relating to certain fees withheld by one of the Company’s network processors. Payroll and related costs increased by nearly $0.8 million. A majority of this increase resulted from the build out of the accounting and finance infrastructure and expansion of executive and administrative staff to support the expanded business operations as well as implementation of the 2006 Sales Compensation Plan. Other general and administrative expense increased by $2.3 million mainly due to receivable and software project write-offs, reserves for bank errors and for amounts payable from our check guarantor, general reserves for transaction exceptions due to higher dollar balances, and fees charged under our previous bank line of credit, which we paid off in October 2006. Depreciation and amortization also increased by approximately $0.5 million primarily due to the acquired assets of IGS. Interest expense increased by approximately $0.7 million due to the increased amount of vault cash required to fund our ATMs, increased borrowing on our line of credit, and higher interest rates. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
On a fully diluted basis, after-tax net loss of ($2,786,847) for the third quarter of 2006 was 11% of sales or ($0.16) per diluted common share, as compared to a net loss of ($71,110) which was 0.4% of sales or ($0.00) per diluted common share for the same prior year period.

Nine months ended September 30, 2006 compared to September 30, 2005
Revenues for the nine months ended September 30, 2006 were $70.6 million compared to $46.7 million for the same period in 2005. The $23.9 million increase or a 51% increase in 2006 revenues over 2005 revenues, is due to the continued expansion of products and services to additional gaming operations and includes the accretive effect of acquiring IGS during the first quarter of 2006. The volume of transactions processed through our Cash Access Services during the nine months ended September 30, 2006 was $2,130.8 million compared to $1,460.2 million during the same period in 2005. The Company expands and wins business relationships based on the Company’s focus on technology and superior service.
Operating expenses for the nine months ended September 30, 2006 were $76.1 million compared to $49.1 million for 2005. The $27.0 million, or 55% increase in operating expenses over the comparable period in 2005, was primarily due to the expansion of our business to additional locations.
Commissions, processing costs and check cashing costs increased by approximately $19.5 million which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Payroll and related costs also increased by nearly $2.9 million primarily due to increases in stock compensation expense as well as an increase in headcount of approximately 25% due to the build out of the accounting and finance infrastructure and expansion of executive and administrative staff to support the expanded business operations. Other General and Administrative expense increased by $3.2 million mainly due to the acquisition of IGS; chargeback and software project write-offs; increasing various reserves relating to bank errors, funds owed to the Company by our check guarantor, and general reserves established for transaction exceptions; and an increase in bank fees including payment of an amendment fee. Interest expense increased by approximately $1.9 million due to the increased amount of vault cash required to fund our ATMs, increased borrowing on our line of credit, and higher interest rates. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
On a fully diluted basis, after-tax net loss of ($4,810,504) for the nine months ended September 30, 2006 was 7% of sales or ($0.27) per diluted common share, as compared to a net loss of ($1,501,895) which was 3% of sales or ($0.09) per diluted common share for the same prior year period.
Liquidity and Capital Resources
At September 30, 2006, we had cash of $27.2 million compared to $30.2 million at December 31, 2005. Cash used in operations totaled $0.1 million and cash provided by operations totaled $0.7 million during the nine months ended September 30, 2006 and 2005, respectively.
On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) and warrants to purchase an aggregate of 312,500 shares of the Company’s common stock (the “Warrants”) in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A.
We had a working capital deficit of approximately $4.1 million at September 30, 2006 compared to working capital of $10.8 million at December 31, 2005. We expect our operating working capital requirements to increase in fiscal 2006 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations as well as proceeds from the issuance and sale of the Notes for at least the next 12 months. Settlements due from credit card processors were $8.0 million at September 30, 2006 compared to $7.7 million at December 31, 2005.
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
During the first quarter of 2006, we completed the acquisition of IGS. We paid $12 million for certain of the assets of IGS. The purchase price was partially funded through a private placement of 710,000 shares of our common stock with a market value of approximately $4,470,160.
We may consider the utilization of debt or additional equity funding for strategic acquisitions. However, there can be no assurance that debt or additional equity funding will be available on terms acceptable to us or on any terms whatsoever.
Vault Cash Agreement
We obtain currency to meet the normal operating requirements of certain of our ATMs pursuant to a vault cash agreement with Fidelity Bank. Under this agreement, all currency supplied by Fidelity Bank remains the sole property of Fidelity Bank at all times until it is dispensed, at which time Fidelity Bank obtains an interest in the corresponding settlement receivable. When the Company receives settled funds for ATM transactions from the network payment processor, the Company distributes the funds to various customer accounts the same or next day. The Company records a payable during the period the funds are held. As of September 30, 2006, the Company had a balance of $2.6 million. The fees that we pay to Fidelity Bank pursuant to the vault cash agreement are reflected as interest expense in our financial statements.

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
Interest Rate Risk
We had $13.0 million in borrowings outstanding under our bank credit facility at September 30, 2006. Amounts outstanding under this facility bear interest, payable monthly, at a rate equal to the bank’s “prime rate” plus a margin of up to 1% based on our ratio of funded debt to earnings before EBITDA. Alternatively, we may elect a LIBOR-based interest rate plus a margin of between 1.25% and 2.25%. The interest rate under this facility is currently set at

2.25% over the LIBOR rates. If the LIBOR rates were to increase or decrease by 100 basis points, with all other factors remaining constant, earnings would increase or decrease by approximately $0.13 million on a pre-tax basis.
In addition, our vault cash arrangement with Fidelity Bank requires that we pay fees on the balance of the funds provided in an amount equal to the bank’s prime rate of interest plus 2% (10.25% at September 30, 2006) or 10%, whichever is greater. At September 30, 2006 and December 31, 2005, the rate was 10.25% and 10%, respectively. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $.3 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the quarter ended September 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at September 30, 2006. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2005, our management concluded that we had a material weakness in internal control over financial reporting relating to controls for financial close and reporting. Accordingly, and as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, management intends to implement remediation measures during the course of 2006. We have made the following changes to strengthen our internal control over financial reporting during the quarter ended September 30, 2006:
•	We evaluated, discussed and implemented specific procedures to address the material weakness in internal control identified for financial close and reporting and will be testing the operating effectiveness of these controls as of the current year end.
Except as described above, there was no change in our internal control over financial reporting or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We depend on our key personnel.
We are highly dependent on the involvement of Michael Rumbolz, our Chief Executive Officer, and other members of our senior management team. All of our executive officers have separate employment and non-compete agreements with us. The loss of Mr. Rumbolz, whose employment agreement with us is currently set to expire on December 31, 2006, or other members of our senior management team would have a material adverse effect on our business.
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
Our senior secured convertible notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.
Our senior secured convertible notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
If we are obligated for any reason to repay our outstanding senior secured convertible notes, we would be required to deplete our working capital and/or raise additional funds. If we are unable to repay our senior secured convertible notes, the holders of these notes would be entitled to foreclose on substantially all of our assets which secure the repayment of such notes.
On October 10, 2006, we issued and sold $20.0 million in aggregate principal amount of senior secured convertible notes. These notes are due and payable on October 10, 2011, unless sooner converted into shares of our common stock. Upon the occurrence of an event of default or change of control, we could be required to repay these notes prior to maturity at a premium equal to up to 120% of the principal amount outstanding, together with accrued interest on the outstanding principal balance of these notes. If we are obligated for any reason to repay these notes in full, we would be required to use our limited working capital and/or raise additional funds. If we are unable to repay these notes, together with the applicable redemption premium, when required, the holders of these notes could foreclose on substantially all of our assets which secure the repayment of such notes.
Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.
We are required to file a registration statement covering the resale of up to 3,656,252 shares of our common stock that are issuable upon conversion of $20.0 million aggregate principal amount of senior secured convertible notes and exercise of certain related warrants and 710,000 shares of our common stock that were issued in connection with the IGS acquisition. If a large number of shares of our common stock are sold in the open market, or if there is a perception that such sales could occur, the trading price of our common stock could decline materially. In addition, the sale of these shares, or possibility of such sale, could impair our ability to raise capital through the sale of additional shares of common stock.
Our future capital-raising activities and the anti-dilution provisions of our senior secured convertible notes and related warrants may dilute the ownership of our existing stockholders.
We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of common stock will dilute the ownership of our existing stockholders. Furthermore, we may issue common stock, or securities convertible into or exercisable for shares of our common stock, at prices that represent a substantial discount to the market price of our common stock, which could result in a decline in the trading price of our common stock and, as a result of certain anti-dilution provisions, reduce the conversion price of our senior secured convertible notes and the exercise price of the related warrants and increase the number of shares of our common stock that are issuable upon conversion of the notes and upon exercise of the warrants.
Certain provisions of our Bylaws and of Delaware law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
Our Bylaws and Delaware law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our stockholders. For example, our Bylaws make it more difficult for anyone other than members of our management to introduce business at stockholder meetings by requiring such other persons to follow certain notice procedures. In addition, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder.
We do not intend to pay dividends in the future.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our senior secured convertible notes limit our ability to pay dividends, and our future debt or credit facilities may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None
Issuer Repurchases of Equity Securities
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2006. At September 30, 2006, the Company had authority to repurchase 1,000,000 shares of its common stock pursuant to this stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

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

DATE: November 9, 2006

	By:	/s/ Andrew Cashin

Andrew Cashin
Chief Financial Officer
(principal financial officer)

DATE: November 9, 2006

EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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