Form 10-K
period 2006-12-31
CASH SYSTEMS INC
filed 2007-03-16
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-31955
CASH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0398535 (I.R.S. Employer Identification Number)

7350 Dean Martin Drive, Suite 309 Las Vegas, NV (Address of principal executive offices)	89139 (Zip code)
Registrant’s telephone number, including area code
(702) 987-7169
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 Par Value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2006 was $71,522,416.
     The number of shares of the registrant’s common stock outstanding as of March 12, 2007 was 18,304,913.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (Part III).

CASH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

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
     Effective February 28, 2006, we acquired certain assets and assumed certain liabilities of Indian Gaming Services, a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The acquisition provided us with additional ATM, check cashing and credit and debit services to 11 casino facilities. In addition, the acquisition provided us with access to other credit and debit processing opportunities.
     Our principal office is located at 7350 Dean Martin Drive, Suite 309, Las Vegas, Nevada. In addition, we have offices in Burnsville, Minnesota and San Diego, California which are used by our call center and technical support staff. We moved our principal office to Las Vegas, Nevada during 2005.
Industry and Products
     We provide credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”). These products are the primary means by which casinos make cash available to gaming patrons. We also provide casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. During 2006, our Cash Access Services were used at 135 gaming locations and 25 retail locations nationwide. Revenue generated from our retail customers has accounted for less than 1% of our total revenue in each of the past five years.
   Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 160 locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
     A gaming patron can initiate a CCCA transaction through one of our “All-In-1 ATMs” or kiosks. The “All-In-1 ATM” or kiosk terminal will prompt the gaming patron to swipe his/her credit or debit card and enter the dollar amount requested. The “All-In-1 ATM” or kiosk terminal will then dial the appropriate bank for an authorization or denial. If authorized, the “All-In-1 ATM” or kiosk terminal will direct the gaming patron to a casino cage. Once at the cage, the gaming patron will present his/her credit/debit card and driver’s license. A cage cashier will swipe the credit/debit card in a Company terminal to obtain information for the transaction initiated at the “All-In-1 ATM” or kiosk terminal. The purpose of the second swipe is for identification purposes only. After finding the approved transaction, the cage terminal will provide the cashier with two options in order to obtain the gaming patron’s address, driver’s license and telephone number, which must be imprinted on each check or voucher. The first option is to swipe the gaming patron’s driver’s license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Company check or voucher. The cashier will give the gaming patron cash in the amount requested after he/she signs the Company check or voucher.
     Our check or voucher is then deposited by the casino into its account for payment from a Company account and we debit the gaming patron’s credit or debit card. This transaction can be accomplished without the gaming patron using a personal identification number (“PIN”). Gaming patrons pay a service charge typically between 6%-7% for credit card advances and a fixed fee of $1.95 plus 2% for POS debit card withdrawals.
   ATM Cash Withdrawals
     We offer a full menu of ATM services to casinos and retailers. Through our standard ATMs and our “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by us or directly by the casino or retailer. We process ATM transactions through ATM networks with which we have licensing agreements. In addition, we provide ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of our standard ATMs or “All-In-1 ATMs.” Our processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.
   Check Cashing Solutions
     We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing booth. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2006, there were approximately 19 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
   Joint Venture and Cashclub Product
     In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company anticipates developing products that allow customers to fund player accounts using credit and debit cards tied to a players club card, such that the players club card can be used in place of a credit or debit card to effectuate transactions within a casino for gaming, dining, retail purchases, and lodging under a license to a portfolio of patents from Scotch Twist. If and when this cashless product is developed, Bally Technologies and Cash Systems will work together to market and sell the product, initially for use exclusively with Bally’s hardware and software interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. We do not anticipate that the development costs related to the Joint Venture will be material to us.
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or Kiosk. Initial beta testing may be ended soon. We are working with the card associations to ensure that the cashclub™ product and process will comply with the card association rules prior to full deployment into the marketplace. We do not expect the revenues from the cashclub™ product in the beta phase to be material to the Company. Prior to implementation of the Joint Venture’s cashless product, we will work with the card associations to ensure that the cashless product and process will comply with the card association rules. At this time, we can give no assurance that we will be able to implement the cashless product in a manner that will comply with the cash association rules.
     The Company incurred research and development costs relating to the development of its Joint Venture product. For the years ended December 31, 2006, 2005, and 2004, the Company expensed $91,207, $0, and $0, which is included in other general and administrative expenses on the consolidated statement of operations.

The Casino Gaming Market
     Casino gaming in the United States has expanded significantly in recent years. There are now 47 states offering some form of legalized gaming including casinos, racinos, pari-mutuel wagering, lotteries and the like. The growth in the gaming industry has resulted from the legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity. There are approximately 900 casinos in the United States, comprised of tribal owned casinos and commercially operated casinos. We do not believe that the number of states which permit gaming on Native American land will increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming. The overall trend is towards gaming as a form of entertainment.
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
Customers
     We presently provide our Cash Access Services to a combination of commercial and Native American owned casinos across the United States and Caribbean countries, as well as to vendors who themselves contract directly with casinos for such services. During 2006, approximately 60% of the casinos serviced are with Native American tribal operated casinos and the remaining are with commercially operated casinos.
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
   Financial Services Regulation
     Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (1) internal policies, procedures, and controls designated to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. We are in the process of augmenting our anti-money laundering program and will perform independent testing to evaluate the effectiveness of the program in 2007.
     In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act (“BSA”). For example, in gaming establishments where we staff and operate satellite cashiers or booths, and are the direct provider of our cash access services to gaming patrons, we are required to file on a timely basis a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network of any suspicious transaction relevant to a possible violation of law or regulation. A SAR must be filed when a business knows, suspects, or has reason to suspect that a transaction or pattern of transactions: involves funds derived from illegal activity; is intended or conducted in order to hide or disguise such funds so as to evade or violate any federal law or regulation, such as federal BSA reporting requirements; serves no business or apparent lawful purpose; or is intended to facilitate criminal activity. In gaming establishments where we staff and operate satellite cashiers or booths, we are also required to file a Currency Transaction Report (“CTR”) of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day.
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
     Privacy Regulations. We gather non-public, personally-identifiable financial information from gaming patrons who use our Cash Access Services, such as names, addresses, telephone numbers, bank and credit card account numbers, Social Security numbers and income, credit histories and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to gaming patrons regarding our privacy and information sharing policies and give patrons the opportunity to prevent us from releasing information about them to unaffiliated third parties in certain situations. In addition to the federal Gramm-Leach-Bliley Act privacy regulations, we are subject to state privacy regulations. Certain state privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs, as well as adapt our business practices, in order to comply with applicable state privacy laws and regulations.
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
Competition
     The casino cash access business is highly competitive, and there is no assurance that we will be able to compete effectively long-

term. We have focused to a large extent on providing our services to the gaming industry. In our market, we compete primarily with Global Cash Access, Inc., Global Payments, Inc., and Fidelity National Information Services (formerly Certegy, Inc.) and financial institutions such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. We face potential competition from gaming establishments that may choose to operate Cash Access Services on their own behalf rather than outsource to us. Of our three primary competitors, Global Cash Access, Inc. is the only one that focuses primarily in the same markets in which we focus. It is possible that these current and/or new competitors may provide the same services that we provide, and have greater financial resources than we have. If we face significant competition, it may have a material adverse effect on our business, financial condition and results of operations.
     In addition, more well-capitalized competitors may begin to offer competitive technology and services. Therefore, due to the short-term agreements described above, there is no assurance that we will be able to continue to grow our market share or even maintain our existing market share if our competitors begin offering products and services more comparable to those offered by us.
Proprietary Rights
     We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We have received one patent and have applied for nine additional patents for our developed intellectual property, and we expect to apply for additional patents as an ongoing practice. No assurances can be made as whether the patents will be granted or if they will provide financial benefit to us in the future.
Dependence on Major Customer
     During the years ended December 31, 2006, 2005 and 2004, The Seminole Tribe of Florida accounted for more than 10% of our total revenues. The Seminole Tribe of Florida accounted for 27%, 29%, and 31% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006.
Employees
     Our executive offices are based in Las Vegas, Nevada, where we currently employ 34 people; our satellite offices in Burnsville, Minnesota and San Diego, California employ 33 and 13 people, respectively; we employ approximately 289 people in total including employees at our check cashing booths.
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
     In addition, some of our current and potential competitors have greater name recognition and marketing power. Furthermore, some of our current competitors have established, and in the future potential competitors may establish, cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.
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
We have operating losses in consecutive years.
     We have incurred net losses of $11.9 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. Losses are likely to continue unless we are able to increase our overall gross margins through negotiation of more favorable renewal and new customer contracts, increase revenues through normal growth channels including organic and new product-based growth, and decrease overall expenses. We have built an infrastructure to scale to these types of margin and revenue increases, but can not provide any assurance that growth or cost savings objectives will be achieved. If we are unable to negotiate more favorable contracts, meet revenue growth objectives, or sufficiently control costs, it may have a material adverse effect on our business, financial condition, and results of operations.

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
     We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Harris Bank and BankFirst currently sponsor us into the card associations. In the event we lose our sponsorship by Harris Bank and BankFirst into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We may not be able to obtain alternate sponsorship. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business and operating results.
Because of our dependence on certain customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
     During each of the years ended December 31, 2006, 2005 and 2004, The Seminole Tribe of Florida accounted for more than 10% of our total revenues. The Seminole Tribe of Florida accounted for 27%, 29%, and 31% of total revenues for the year ended December 31, 2006, 2005, and 2004, respectively. We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006. There can be no assurance that this contract will be renewed after its term expires. In addition, loss or financial hardship experienced by, or a substantial decrease in revenues from The Seminole Tribe of Florida or any of our other top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
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
     We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We have been issued a patent for system and method for performing a quasi-cash transaction, U.S. Patent No. 6,951,302. At the same time, our products may not be patentable in their entirety or at all. For example, although we currently have eight inventions that are the subject of patent applications pending in the United States Patent and Trademark Office, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.
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
We are subject to extensive rules and regulations of card associations, including MasterCard International and Visa U.S.A.
     A significant portion of our cash access services are processed as transactions subject to the extensive rules and regulations of the two leading card associations, MasterCard International and Visa U.S.A. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with our sponsoring bank and/or the card associations regarding our compliance with their rules and regulations. The rules and regulations of the card associations may not always expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. From time to time we also face technical compliance issues, e.g. the format of data submission files. We expect to continue to face and resolve issues such as these in the ordinary course of business, which we do not believe will result in a material adverse impact on our operations. The card associations modify their rules and regulations from time to time. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in continued compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to modify the manner in which we operate which may increase our costs, or cease processing certain types of cash access transactions altogether, either of which could have a material negative impact on our business. As an example of the card associations amending their regulations, we are now required to comply with the Payment Card Industry (PCI) Data Security Standard. Although, we have developed and implemented a detailed plan for the PCI Data Security Standard and found to be in compliance, we may be subject to substantial penalties and fines if we do not maintain compliance with this standard.
     We also process transactions involving the use of the Discover Card. The rules and regulations of the proprietary credit card network that services this card present risks to us that are similar to those posed by the rules and regulations of MasterCard International and Visa U.S.A.
We are subject to regulatory and political risk associated with the majority of our customers being Native American, Sovereign Nations.
     For the year ended December 31, 2006, approximately 60% of the casinos that we serviced are Native American owned casinos. The Tribes are sovereign nations which may determine their own rules, regulations and dispute processes. The only limitation on the Tribal jurisdiction is the Gaming Compact, adopted by the particular state within which the Tribe’s casino is located, which the Tribe has signed to authorize the opening of its casino. Our contracts with the Tribal casinos are subject to approval by the Tribal Council, the political governing body of the Tribe, and the Tribal Gaming Commission. Any change in the make-up of the Tribal Council membership, due to elections, resignations, or other means may result in a termination or non-renewal of our contract or license, or both. The Tribal Gaming Commissions have authority to regulate all aspects of casino operations, including vendor selection and licensing. Failure to maintain compliance with all requirements of the Tribal Gaming Commission may result in the loss of our license and subsequently the loss of the contract.
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
     We have engaged in joint development projects with third parties in the past, including our Joint Venture with Bally Technologies, Inc. and Scotch Twist, Inc., and we expect to continue doing so in the future. Joint developments can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and over the timing of product availability. Accordingly, we face increased risk that joint development activities will result in products that are not commercially successful or that are not available in a timely fashion.
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
We are subject to extensive governmental gaming regulation.
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
     Members of our board of directors, corporate officers, management team and the beneficial owners of five percent or more of our outstanding equity interests generally must also be approved by certain state or Tribal regulatory authorities. If the regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public issuances of securities and certain other transactions by us also require the approval of certain regulatory authorities.
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
     In most jurisdictions in which we do business, we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. In some jurisdictions in which we do business, we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval. If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation of business could include, but is not limited to: requiring the licensure or finding of suitability of any equity owner, officer, director or key employee of the Company; the termination or disassociation with any equity owner, officer, director or key employee that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and requiring regulatory approval of certain commercial transactions such as the transfer or pledge of equity interests in the Company.

Many of the financial services that we provide are subject to extensive rules and regulations.
     All of our cash access services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In gaming establishments where we provide our cash access services directly to gaming patrons at satellite cashiers or booths that we staff and operate, we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers.
     In the event that any regulatory authority determines that the manner in which we provide cash access services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
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
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or SOX, and the rules and regulations of The NASDAQ Global Market. We have been subject to the Exchange Act since 2001 and provisions of SOX since 2005, as a result of the change in ownership control. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have placed significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     The following table sets forth the location, principal use and size of each of our facilities:

		Building
		Square
Location	Use	Feet
Las Vegas, Nevada	Administrative, sales, finance and IT offices	8,300
Burnsville, Minnesota	Call center, technical support and warehousing	5,300
San Diego, California	Call center, technical support and warehousing	5,725
     We lease our Las Vegas, Nevada facility pursuant to a lease agreement, the term of which expires in July 2010, our San Diego facility pursuant to a lease agreement, the term of which expires in June 2008 and our Burnsville, Minnesota facility pursuant to a lease agreement, the term of which expires in June 2007. In addition to these facilities, we occupy space within certain casinos pursuant to financial services agreements in order to provide full service check cashing. The casino receives commissions based on the transactions that we process at the casino, but no direct lease payments are made for the space provided. Our employees manage the booth, but the casino operator maintains ownership of the facility. The existing locations are sufficient for the Company’s needs at present and will be assessed on an ongoing basis.
Item 3. LEGAL PROCEEDINGS
     We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.
Item. 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     On December 23, 2005, our Board of Directors approved a resolution authorizing and directing our officers to withdraw the listing of our common stock from the American Stock Exchange (“AMEX”) and to list such common stock on the NASDAQ National Market. Our common stock ceased trading on AMEX after the close of market on January 5, 2006, and began trading on the NASDAQ National Market on January 6, 2006 under the symbol “CKNN.” On July 1, 2006, the NASDAQ National Market was renamed the NASDAQ Global Market. Our common stock was traded on AMEX from January 6, 2004 through January 5, 2006 under the symbol “CKN,” and on the OTC Bulletin Board from March 15, 2001 through December 31, 2003 under the symbol “CSHS.”
     The following table shows the range of high and low sales prices (based on daily closing price) for our common stock for the periods indicated.

	Price Range
	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$9.00	$6.21	$9.47	$6.75
June 30	7.90	6.30	8.28	6.20
September 30	7.63	5.91	9.25	6.10
December 31	7.29	5.85	8.77	5.81
Holders
     The number of direct record holders of our common stock as of March 12, 2007 was approximately 150. This does not include an indeterminate number of stockholders who may hold their shares in “street name,” estimated to amount to approximately 350 at March 12, 2007 based upon information provided to us by our stock transfer agent, American Registrar & Transfer Co.
Dividends
     We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. In addition, our Senior Secured Convertible Notes prohibit our payment of dividends without the prior written consent of the holders of the Notes representing not less than two-thirds of the aggregate principal amount of the then outstanding Notes.

Stock Performance Graph
     The following graph compares the performance of an investment in the Company’s common stock from December 31, 2002 through December 31, 2006, assuming $100 was invested on December 31, 2002, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index; (iii) the stocks included in the Nasdaq U.S. Index; and (iv) the stocks included in the Dow Jones U.S. Gambling Index. No cash dividends have been declared on the Company’s common stock since the stock commenced trading. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of the Company’s common stock.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cash Systems, Inc.	16.28	258.50	27.48	-4.05	-16.88
S&P SmallCap 600 Index	-14.63	38.79	22.65	7.68	15.12
Nasdaq U.S. Index	-30.87	49.52	8.83	2.13	9.87
Dow Jones U.S. Gambling Index	10.05	54.64	33.09	1.44	45.71

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Cash Systems, Inc.	100	116.28	416.86	531.40	509.88	423.84
S&P SmallCap 600 Index	100	85.37	118.48	145.32	156.48	180.14
Nasdaq U.S. Index	100	69.13	103.36	112.49	114.88	126.22
Dow Jones U.S. Gambling Index	100	110.05	170.18	226.49	229.75	334.78
Comparison of Cumulative Total Return
Issuer Repurchases of Equity Securities
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the years ended December 31, 2006 and 2005. At December 31, 2006, the Company had authority to repurchase 1,000,000 shares of its common stock pursuant to this stock repurchase program.

Recent Sales of Unregistered Securities
     During 2006, a total of 30,000 warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 24,050 shares. In addition, during 2006, a total of 15,625 warrants were exercised for cash of $23,438 at a weighted average exercise price of $1.50 per share. The issuance of the Company’s common stock was effected as a private placement pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
Item 6. SELECTED FINANCIAL DATA
     The Selected Financial Data presented below has been derived from our audited Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2006	2005	2004	2003	2002
		(In thousands, except per share amounts)
Statement of Operations Data:
Commissions Revenue	$96,039	$63,166	$48,411	$32,728	$15,347
Total Operating Expenses	102,101	68,901	44,613	30,386	15,862
Income (Loss) from Operations	(6,062)	(5,735)	3,798	2,342	(515)
Total Other Income (Expense)	(3,453)	(387)	(248)	(545)	(456)
Income (Loss) before Income Taxes	(9,515)	(6,122)	3,549	1,797	(971)
Provision for (Benefit from) Income Taxes	2,373	(2,357)	1,366	142	—
Net Income (Loss)	(11,888)	(3,765)	2,183	1,655	(971)
Net Income (Loss) per Common Share — Basic	(0.68)	(0.23)	0.14	0.13	(0.08)
Net Income (Loss) per Common Share — Diluted	(0.68)	(0.23)	0.14	0.12	(0.08)
Weighted Average Common Shares outstanding — Basic	17,578	16,606	15,073	12,741	12,070
Weighted Average Common Shares outstanding — Diluted	17,578	16,606	16,131	13,501	12,070

	As of December 31
	2006	2005	2004	2003	2002
			(Dollars in thousands)
Balance Sheet Data (at end of period):
Current assets	$58,719	$43,990	$27,367	$5,393	$1,178
Current liabilities	46,907	33,158	12,077	4,544	2,437
Working capital	11,812	10,832	15,290	849	(1,259)
Current ratio	1.3 to 1	1.3 to 1	2.3 to 1	1.2 to 1	0.5 to 1
Total assets	79,223	51,435	31,615	7,702	3,148
Long-term liabilities	20,036	1,092	797	436	19
Stockholders’ equity	12,280	17,185	18,741	2,723	692

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 135 gaming and 25 retail locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
     A gaming patron can initiate a CCCA transaction through one of our “All-In-1 ATMs” or kiosks. The “All-In-1 ATM” or kiosk terminal will prompt the gaming patron to swipe his/her credit or debit card and enter the dollar amount requested. The “All-In-1 ATM” or kiosk terminal will then dial the appropriate bank for an authorization or denial. If authorized, the “All-In-1 ATM” or kiosk terminal will direct the gaming patron to a casino cage. Once at the cage, the gaming patron will present his/her credit/debit card and driver’s license. A cage cashier will swipe the credit/debit card in a Company terminal to obtain information for the transaction initiated at the “All-In-1 ATM” or kiosk terminal. The purpose of the second swipe is for identification purposes only. After finding the approved transaction, the cage terminal will provide the cashier with two options in order to obtain the gaming patron’s address, driver’s license and telephone number, which must be imprinted on each check or voucher. The first option is to swipe the gaming patron’s driver’s license if it contains a magnetic strip. The second option is to manually enter the information into the terminal. After one of these options is selected, a printer attached to the cage terminal will generate a Company check or voucher. The cashier will give the gaming patron cash in the amount requested after he/she signs the Company check or voucher.
     Our check or voucher is then deposited by the casino into its account for payment from a Company account and we debit the gaming patron’s credit or debit card. This transaction can be accomplished without the gaming patron using a personal identification number (“PIN”). Gaming patrons pay a service charge typically between 6%-7% for credit card advances and a fixed fee of $1.95 plus 2% for POS debit card withdrawals.
ATM Cash Withdrawals
     The Company offers a full menu of ATM services to casinos and retailers. Through the Company’s standard ATMs and our “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by the Company or directly by the casino or retailer. The Company processes ATM transactions through ATM networks with which the Company has licensing agreements. In addition, the Company provides ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of the Company’s standard ATMs or “All-In-1 ATMs.” The Company’s processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2006, there were 19 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
Joint Venture and Cashclub Product
     In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company anticipates developing products that allow customers to fund player accounts using credit and debit cards tied to a players club card, such that the player’s club card can be used in place of a credit or debit card to effectuate transactions within a casino for gaming, dining, retail purchases, and lodging under a license to a portfolio of patents from Scotch Twist. If and when this cashless product is developed, Bally Technologies and Cash Systems will work together to market and sell the product, initially for use exclusively with Bally’s hardware and software interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. We do not anticipate that the development costs related to the Joint Venture will be material to us.
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or Kiosk. Initial beta testing may be ended soon. We are working with the card associations to ensure that the cashclub™ product and process will comply with the card association rules prior to full deployment into the marketplace. We do not expect the revenues from the cashclub™ product in the beta phase to be material to the Company. Prior to implementation of the Joint Venture’s cashless product, we will work with the card associations to ensure that the cashless product and process will comply with the card association rules. At this time, we can give no assurance that we will be able to implement the cashless product in a manner that will comply with the cash association rules.
     The Company incurred research and development costs relating to the development of its Joint Venture product. For the years ended December 31, 2006, 2005, and 2004, the Company expensed $91,207, $0, and $0, which is included in other general and administrative expenses on the consolidated statement of operations.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of December 31, 2006, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, over 75% of the Company’s ATM devices were converted to the new switch as of year end. The new internal processing switch enables the Company to eliminate third party processing costs by settling transactions directly with its network payers.
     Due to the change to internal processing, a one to three day timing lag exists between the time the advance occurs and the Company is reimbursed. The effect of this change has been reflected in the Company’s consolidated balance sheets as settlements due from credit card and ATM processors as well as the associated payables due to customer accounts which are reflected in other accrued expenses.

Results of Operations
     The following table presents, for the fiscal years indicated, selected items from the Consolidated Statements of Income expressed as a percentage of total sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

				Year-to-Year % Change
	Percentage of Revenues			Increase (Decrease)
	2006	2005	2004	06 vs. 05	05 vs. 04
Commissions Revenue	100.0%	100.0%	100.0%	52.0%	30.5%
Total Operating Expenses	106.3%	109.1%	92.2%	48.2%	54.4%
Income (loss) from Operations	(6.3)%	(9.1)%	7.8%	5.7%	(251.0)%
Total Other Income (Expense)	(3.6)%	(0.6)%	(0.5)%	792.6%	55.8%
Income (Loss) before Income Taxes	(9.9)%	(9.7)%	7.3%	(55.4)%	(272.5)%
Provision for (Benefit from) Income Taxes	2.5%	(3.7)%	2.8%	200.7%	(272.5)%
Net income (Loss)	(12.4)%	(6.0)%	4.5%	(215.7)%	(272.5)%
2006 Compared With 2005
     Revenues for the year ended December 31, 2006 were $96.0 million compared to $63.2 million for the same period in 2005. The $32.8 million increase or a 52% increase in 2006 revenues over 2005 revenues, is due to the continued expansion of products and services to additional gaming operations and includes the accretive effect of acquiring IGS during the first quarter of 2006. IGS contributed $16.2 million of revenue during 2006. The volume of transaction dollars processed through our Cash Access Services during the year ended December 31, 2006 was $2,920.3 million compared to $1,983.1 million during the same period in 2005. We expand and win business relationships based on the Company’s focus on technology and superior service and expect to be successful in our bids to win new contracts as well as expand offerings under existing contracts.
     Commissions, processing costs, check cashing costs and armored car services increased by approximately $25.3 million which was directly related to the Company’s revenue growth from new locations and increased transaction volume at existing locations as we expanded our services.
     Total operating expenses for the year ended December 31, 2006 were $102.1 million compared to $68.9 million for 2005. The $33.2 million, or 48% increase in operating expenses over the comparable period in 2005, was due primarily to the increased amount of transactions and expansion of our business to additional locations. $3.1 million of operating expenses were attributable to IGS.
     Payroll and related costs also increased by nearly $2.4 million as headcount increased by 40 employees mostly relating to an increase in the number of booth operations personnel as well as the addition of higher paid technical engineers required for our new product development. The IGS acquisition contributed $0.9 million to the increase.
     Management and the Board of Directors made a concerted effort to correct a material weakness in our system of internal controls identified in the prior year. We increased payroll costs in the finance and accounting departments this past year in order to enhance our internal control processes and technical expertise. The company hired an experienced compliance director to ensure that our internal controls were in place and to test there operating effectiveness throughout the year. Management plans to continue its efforts in this area going forward.
     Other General and Administrative expenses increased by $3.8 million over prior year. IGS contributed $0.5 million to the year over year increase. The company expensed through write-offs or increased reserves a significant amount for transaction exceptions, chargebacks and discrepancies with the bank.
     We expect revenues to continue to increase in 2007 over 2006 which should result in a decrease in operating expenses as a percentage of revenues. The company plans to do this through the expansion of product offerings and technology applications which will make the overall operation more cost effective. As part of the new product offerings and technology applications, we continue to explore cashless gaming through internal development and alliances with other parties as well as progress towards complete implementation and utilization of our new internal processing switch.
     Interest expense increased by approximately $2.9 million due to the increased amount of vault cash required to fund our ATMs, increased borrowing on our line of credit for a majority of the year, higher interest rates, interest related to the Senior Secured Convertible Notes in the fourth quarter, debt issuance costs, and amortization of the original issuance discount in connection with the Senior Secured Convertible Notes. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
     Management recorded a full valuation allowance for deferred tax assets of $6.1 million for the year ended December 31, 2006 as management determined that it was more likely than not the deferred tax assets would not be realized as of December 31, 2006. The valuation was offset by a benefit of income taxes recorded during 2006 of $3.7 million resulting in expense of $2.4 million for the year ended December 31, 2006 (see Note 15).
     On a fully diluted basis, after-tax net loss of ($11,888,228) for the year ended December 31, 2006 was 12% of sales or ($0.68) per diluted common share, as compared to a net loss of ($3,765,474) which was 6.0% of sales or ($0.23) per diluted common share for the same prior year period.
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
Liquidity and Capital Resources
     At December 31, 2006, we had cash of $24.9 million compared to $25.8 million at December 31, 2005. Cash used in operations totaled $4.9 million and $4.1 million during the year ended December 31, 2006 and 2005, respectively.
     On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. The line of credit along with certain other liabilities were subsequently paid off on October 10, 2006, as the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) and warrants to purchase an aggregate of 312,500 shares of the Company’s common stock (the “Warrants”) in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. As of December 31, 2006, the Company was in compliance with its covenants under the Notes. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. The Company had an interest rate failure as of December 31, 2006 and therefore, the Notes will have an interest rate of 7.50% during 2007 until cured as defined in the Notes agreements. The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets.
     We had working capital of approximately $11.8 million at December 31, 2006 compared to working capital of $10.8 million at December 31, 2005. We expect our operating working capital requirements to increase in fiscal 2007 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations as well as proceeds from the issuance and sale of the Notes for at least the next 12 months. Settlements due from credit card processors were $11.0 million at December 31, 2006 compared to $7.7 million at December 31, 2005. As a result of transitioning to internal ATM transactions processing, the Company also receives settlement funds from its ATM processor. Settlements due from ATM processors were $16.6  and $4.5 million as of December 31, 2006 and 2005, respectively.
     For fiscal year 2007, we estimate capital expenditures of approximately $2.3 million related to capital labor, ATMs, and related costs. We expect to fund these capital expenditures primarily with cash flow from operations as well as proceeds from the issuance of and sale of the Notes.
     As of December 31, 2006, the Company had cash net of “Checks issued in excess of cash in bank” of $3.6 million.
     We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.
Contractual Obligations and Commitments
     The following is a table of contractual obligations and commitments as of December 31, 2006:
Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$503,125	$219,442	$283,683	$—	$—
Senior Convertible Notes	$20,000,000	$—	$—	$20,000,000	$—
Convertible Note Interest	$6,171,388	$1,299,765	$2,599,530	$2,272,093	$—

Total	$26,674,513	$1,519,207	$2,883,213	$22,272,093	$—

     During the first quarter of 2006, we completed the acquisition of Indian Gaming Services. We paid $12 million for all of the assets of Indian Gaming Services. The purchase price was partially funded through a private placement of 710,000 shares of our common stock with a market value of approximately $4,470,160.
     We increased our borrowings under our line of credit to facilitate the cash payment requirements of the acquisition and subsequently paid off our borrowings under our line of credit and other liabilities through the issuance of Notes and Warrants.
     The Notes are initially convertible into 2,500,001 shares of our common stock, based on a conversion price of $8.00 per share, and the Warrants are initially exercisable for 312,500 shares of our common stock at an exercise price of $8.00 per share. The conversion price of the Notes, the exercise price of the Warrants and the number of shares of our common stock that are issuable upon conversion of the Notes and upon exercise of the Warrants are subject to adjustment as a result of certain issuances of our common stock, or securities convertible into or exercisable for shares of our common stock, below $8.00 per share. Pursuant to a registration rights agreement entered into by us in connection with the private placement of the Notes and Warrants, we agreed to register for resale 130% of the shares of our common stock issuable upon conversion of the Notes and upon exercise of the Warrants. As a result, we have registered for resale 3,656,252 shares of our common stock.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements.
Critical Accounting Policies
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
     Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. We engage an independent third party to guarantee the collectability of the checks as well as self-guarantee checks. We record a receivable for all guaranteed checks returned for insufficient funds until determined to be uncollectible.
     We have determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
     We have recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card that we are unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2006 and 2005 was $102,403 and $226,184, respectively.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expect stock price volatility over the eighteen month period prior to the grant date of the awards and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.
Recently Issued Accounting Pronouncements
     The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effects of FIN No. 48 but does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.
     In September 2006, the FASB has issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.
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
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; our inability to satisfy conditions to borrow additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.
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

Interest Rate Risk
     We had $20.0 million in borrowings outstanding under our Senior Secured Convertible Notes (the “Notes”) at December 31, 2006. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default or registration rights failures with the right to cure. Such interest rate adjustments are effective up through and including the date of cure of default or registration rights failure. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. An interest rate default occurred as of December 31, 2006 and therefore, the Notes will have an interest rate of 7.50% during 2007 until cured as defined in the Notes agreements. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets. If the interest rates were to increase by 1000 to 5500 basis points for the entire fiscal year, earnings would decrease by approximately $0.2 to $1.1 million on a pre-tax basis.
     In addition, our new vault cash arrangement with Fidelity Bank effective December 1, 2006 requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. The interest rate can be no less than 6.0% under any tier. At December 31, 2006, the effective interest rate was 6.92%. Under our old vault cash agreement, we were required to pay fees on the balance of the funds provided in an amount equal to the bank’s prime rate of interest plus 2% or 10%, whichever is greater. At December 31, 2005 and 2004, the rate was 10%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.2 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The interest rate can be no less than 7.0%. The interest rate was prime plus 1.0% (or 9.25%, 8.0%, and 7.0%) for the year ended December 31, 2006, 2005, and 2004, respectively. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.
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
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that controls for financial close and reporting were deemed to not be operating effectively as of December 31, 2006.
     Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of December 31, 2006, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
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
     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Our assessment identified deficiencies that in the aggregate were determined to be a material weakness.
     Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a more than a remote likelihood that a material misstatement could occur. Controls for financial close and reporting were in place as of year end and were found to be operating effectively based on management testing of key controls; however, management re-evaluated the results of testing due to the audit adjustments found during the year end financial audit. Due to the number and dollar value of the adjustments found relating to financial close and reporting, controls in financial close and reporting were deemed to not be operating effectively as of December 31, 2006.
     As a result, management has concluded that assessment of the significant deficiencies relating to financial close and reporting constituted, in the aggregate, a material weakness.
     The following significant deficiencies identified by management aggregated into a material weakness:
•	Due to the adjustments found during the financial audit, it was noted that controls surrounding monthly review of the balance sheet and use of the monthly close checklist were inadequate.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review of spreadsheets used to record activity with our third party check guarantor and collections agency were insufficient.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review and approval of journal entries was insufficient.
Remediation Plan
     Throughout 2006, management and the Board of Directors made a concerted effort to correct the material weakness first disclosed in the fiscal year 2005 report and has been committed to enhancing the overall control environment. While we have made tremendous progress, the number and dollar value of adjustments identified during the financial audit and its relation to certain key controls leaves us with the conclusion that there is still a material weakness in financial close and reporting. We also conclude that our ongoing efforts and commitment are properly focused on achieving continued progress.
     Subsequent to December 31, 2006, we have undertaken, and will continue to undertake, work to remediate the material weakness described above, including identifying specific remediation initiatives.
•	We have communicated the significant deficiencies which have aggregated to a material weakness to our Finance department personnel and have implemented procedures to enhance the design and operation of the controls listed above such as performing cut-off procedures and sample auditing of spreadsheets used to record activity with our third party check guarantor and collections agency.
     Our independent registered public accounting firm, Virchow Krause & Company, LLP has issued an attestation report on management’s assessment of our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Cash Systems, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Cash Systems, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following significant deficiencies identified by management, which aggregated into a material weakness, are described as follows:
•	Due to adjustments found during the financial audit, it was noted that controls surrounding monthly review of the balance sheet and use of the monthly close checklist were inadequate.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review of spreadsheets used to record activity with our third party check guarantor and collections agency were insufficient.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review an approval of journal entries was insufficient.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s plan to correct material weaknesses.”
We have also audited, in accordance with the Standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 14, 2007

Changes in Internal Control
     There were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2007 annual meeting of stockholders.
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
     (2) Financial Statement Schedules. The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION
To Shareholders, Audit Committee and Board of Directors
Cash Systems, Inc. and Subsidiaries
Las Vegas, Nevada
Our report on our audits of the basic consolidated financial statements of Cash Systems, Inc. and Subsidiaries for the years ended December 31, 2006, 2005 and 2004 appears on page F-2. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 14, 2007

Financial Statement Schedule:
II — Valuation and Qualifying Accounts
     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
SCHEDULE II
CASH SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004

	Balance at Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	Year End
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Reserve on other receivables	$49,336	$1,269,356	—	2006	$1,318,692
	—	$49,336	—	2005	$49,336
	—	—	—	2004	—
Reserve on credit card chargebacks payable	$64,332	$—	$64,322	2006	$—
	—	$64,332	—	2005	$64,332
	—	—	—	2004	—
Reserve on holdback reserve from Credit Card Processors	$195,000	$585,825	—	2006	$780,825
	—	$195,000	—	2005	$195,000
	—	—	—	2004	—
Reserve on receivable for check guarantees	$—	$820,212	—	2006	$820,212
	—	—	—	2005	—
	—	—	—	2004	—
(3) List of Exhibits.

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and Borrego Springs Bank, N.A., as amended (1)
3.1	Amended and Restated Certificate of Incorporation of Cash Systems, Inc.(2)
3.2	Amended and Restated Bylaws of Cash Systems, Inc.(3)
10.1	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Michael D. Rumbolz(4)
10.2	First Amendment to Executive Employment Agreement dated December 29, 2006 between Cash Systems, Inc. and Michael D. Rumbolz(12)
10.3	Executive Employment Agreement dated March 23, 2006 between Cash Systems, Inc. and Andrew Cashin (11)
10.4	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Craig Potts(4)
10.5	Executive Employment Agreement dated June 6, 2005 between Cash Systems, Inc. and John Glaser(5)
10.6	Executive Employment Agreement dated October 18, 2005 between Cash Systems, Inc. and Christopher D. Larson
10.7	2001 Stock Option Plan, as amended(6)
10.8	Form of Incentive Stock Option Agreement under the 2001 Stock Option Plan(6)
10.9	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option Plan(5)
10.10	2005 Equity Incentive Plan(7)
10.11	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan
10.12	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan(5)
10.13	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan(5)
10.14	Common Stock Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)
10.15	Registration Rights Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)
10.16	Credit Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)
10.17	Security Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)
10.18	Securities Purchase Agreement dated as of October 6, 2006, by and between Cash Systems, Inc. and the buyers named therein(10)
10.19	Form of Security Agreement(10)
10.20	Form of Senior Secured Convertible Note(10)
10.21	Form of Warrant(10)
21	Subsidiaries of Cash Systems, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc., a Delaware corporation (the “Company”), filed March 6, 2006, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (SEC Registration No. 001-31955), and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 29, 2004, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 2, 2005, and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed November 17, 2005, and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2007 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed October 10, 2006 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed March 29, 2006 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2007 and incorporated herein by this reference.

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
DATE: March 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
           /s/ Michael D. Rumbolz
                Michael D. Rumbolz
                Chief Executive Officer and Director
                (Principal executive officer)
DATE: March 16, 2007
                 /s/ Andrew Cashin
                Andrew Cashin
                Chief Financial Officer
                (Principal financial and accounting officer)
DATE: March 16, 2007
                 /s/ Patrick R. Cruzen
                 Patrick R. Cruzen
                Director
DATE: March 16, 2007
                /s/ Don R. Kornstein
                Don R. Kornstein
                Director
DATE: March 16, 2007
                 /s/ Donald D. Snyder
                Donald D. Snyder
                Director
DATE: March 16, 2007
                 /s/ Patricia W. Becker
                 Patricia W. Becker
                 Director
DATE: March 16, 2007

CASH SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Cash Systems, Inc. and Subsidiaries
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period then ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 14, 2007

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$24,880,233	$25,754,499
Current portion of prepaid commissions (Note 2)	285,019	501,343
Current portion of loans receivable (Note 8)	395,277	874,133
Deferred income taxes (Note 15)	—	1,677,000
Settlements due from credit card processors (Note 5)	11,027,242	7,683,417
Settlements due from ATM processors (Note 5)	16,636,000	4,492,620
Other current assets (Note 4)	5,494,879	3,006,880

Total Current Assets	58,718,650	43,989,892

PROPERTY AND EQUIPMENT, NET (Note 6)	7,407,903	5,258,980

OTHER ASSETS
Goodwill (Note 7)	4,077,700	—
Intangible assets, net (Note 7)	6,060,448	20,560
Long-term deferred income taxes (Note 15)	—	629,000
Long-term prepaid commissions, net of current portion (Note 2)	640,722	341,019
Long-term loans receivable, net of current portion (Note 8)	86,564	47,941
Restricted cash (Note 9)	350,000	—
Other (Note 2)	1,880,624	55,338

Total Other Assets	13,096,058	1,093,858

TOTAL ASSETS	$79,222,611	$50,342,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank (Note 10)	$21,235,168	$21,768,860
Line of credit — bank (Note 13)	—	5,200,000
Accounts payable — trade	4,059,972	2,541,396
Credit card cash advance fees payable	1,812,283	859,063
ATM commissions payable	1,946,749	1,184,498
Credit card chargebacks payable	102,403	226,184
Check cashing commissions payable	356,054	105,084
Other accrued expenses (Note 11)	17,394,448	1,273,065

Total Current Liabilities	46,907,077	33,158,150

LONG-TERM LIABILITIES
Long-term debt, net (Note 17)	19,258,386	—
Derivative warrant instrument (Note 17)	777,011	—

Total Liabilities	66,942,474	33,158,150

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 17,991,413 and 16,879,738 shares issued, 17,923,913 and 16,879,738 shares outstanding (Note 14)	17,924	16,879
Additional paid-in capital (Note 14)	26,029,119	19,046,379
Accumulated deficit	(13,766,906)	(1,878,678)

Total Stockholders’ Equity	12,280,137	17,184,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,222,611	$50,342,730

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	Years Ended
	December 31,
	2006		2005		2004
Commissions on credit card cash advances, ATMs and check cashing services	$96,038,632	100.0%	$63,165,958	100.0%	$48,411,008	100.0%

Operating expenses
Commissions	53,212,678	55.4%	31,520,324	49.9%	23,227,573	48.0%
Processing costs	18,108,006	18.9%	14,292,699	22.7%	8,536,613	17.6%
Check cashing costs	4,679,523	4.9%	4,913,081	7.8%	2,843,857	5.9%
Armored carrier services	795,034	0.8%	536,121	0.8%	458,554	1.0%
Payroll, benefits and related taxes	11,180,077	11.6%	8,751,192	13.9%	5,103,017	10.5%
Professional fees	2,105,741	2.2%	2,430,129	3.8%	732,893	1.5%
Other general and administrative expenses	9,030,971	9.4%	5,198,925	8.2%	2,947,897	6.1%
Depreciation and amortization	2,989,067	3.1%	1,259,337	2.0%	762,987	1.6%

Total operating expenses	102,101,097	106.3%	68,901,808	109.1%	44,613,391	92.2%

Income (Loss) from operations	(6,062,465)	-6.3%	(5,735,850)	-9.1%	3,797,617	7.8%

Other income (expense)
Interest expense	(3,548,747)	-3.7%	(636,937)	-1.0%	(269,050)	-0.5%
Interest and other income	96,057	0.1%	250,113	0.4%	20,683	0.0%

Total other income (expense)	(3,452,690)	-3.6%	(386,824)	-0.6%	(248,367)	-0.5%

Income (loss) before income taxes	(9,515,155)	-9.9%	(6,122,674)	-9.7%	3,549,250	7.3%

Provision for (benefit from) income taxes	2,373,073	2.5%	(2,357,200)	-3.7%	1,365,832	2.8%

Net income (loss)	$(11,888,228)	-12.4%	$(3,765,474)	-6.0%	$2,183,418	4.5%

Net income (loss) per common share:
Basic	$(0.68)		$(0.23)		$0.14

Diluted	$(0.68)		$(0.23)		$0.14

Weighted average common shares outstanding:
Basic	17,577,650		16,606,335		15,072,768

Diluted	17,577,650		16,606,335		16,131,136
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Retained
			Additional	Deferred	Earnings
	Common Stock		Paid-in	Consulting	(Accumulated
	Shares	Amount	Capital	Services	Deficit)	Total
Balance — December 31, 2003	12,892,735	$12,893	$3,213,804	$(207,359)	$(296,622)	$2,722,716
Cashless exercise of stock warrants	51,460	51	(51)			—
Exercise of stock warrants for cash	144,750	145	222,105			222,250
Exercise of stock options for cash	584,500	584	1,386,616			1,387,200
Issuance of common stock for cash, net of cash expenses of $1,270,634	2,500,000	2,500	11,225,864			11,228,364
Deferred consulting services related to options issued to non-employee				91,377		91,377
Elimination of deferred consulting services relating to unvested non-employee options upon cancellation of related contract			(115,982)	115,982		—
Tax benefit associated with employee stock option exercises			906,000			906,000
Net Income					2,183,418	2,183,418

Balance — December 31, 2004	16,173,445	$16,173	$16,838,356	$—	$1,886,796	$18,741,325
Cashless exercise of stock warrants	93,593	94	(94)			—
Exercise of stock warrants for cash	90,450	90	190,810			190,900
Exercise of stock options for cash	522,250	522	1,363,007			1,363,529
Compensation expense associated with accelerated vesting of stock options			260,350			260,350
Tax benefit associated with employee stock option exercises			393,950			393,950
Net loss					(3,765,474)	(3,765,474)

Balance — December 31, 2005	16,879,738	$16,879	$19,046,379	$—	$(1,878,678)	$17,184,580

Issuance of common stock associated with private placement	710,000	710	4,469,450			4,470,160
Compensation expense associated with modification of stock options			124,000			124,000
Compensation expense of restricted stock awards			106,728			106,728
Cashless exercise of stock warrants	24,050	24	(24)			—
Exercise of stock warrants for cash	15,625	16	23,422			23,438
Exercise of stock options for cash	294,500	295	1,700,955			1,701,250
Compensation expense associated with option grants			472,950			472,950
Tax benefit associated with employee stock option exercises			85,259			85,259
Net loss					(11,888,228)	(11,888,228)

Balance — December 31, 2006	17,923,913	$17,924	$26,029,119	—	$(13,766,906)	$12,280,137

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(11,888,228)	$(3,765,474)	$2,183,418
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	2,989,067	1,259,337	762,987
Share-based compensation expense	703,678	260,350	91,377
Tax benefit associated with employee stock option exercises	85,259	393,950	906,000
Amortization of debt issuance costs and original issue discount	171,264	5,031	—
Deferred income taxes	2,306,000	(2,767,000)	406,000
Interest receivable on loans receivable	25,281	(18,137)	(16,294)
Changes in operating assets and liabilities:
Related parties receivable	—	183,560	(158,560)
Prepaid commissions	216,324	(152,742)	13,399
Other receivables	—	645,006	(27,267)
Settlements due from credit card processors	(3,343,825)	638,396	(8,321,813)
Settlements due from ATM processors	(12,143,380)	(4,492,620)	—
Other current assets	(2,487,999)	(368,121)	(1,596,586)
Long-term prepaid commission	(299,703)	182,808	(523,827)
Long-term receivable	—	—	453,295
Restricted cash	(350,000)	—	—
Other assets	(171,618)	—	—
Accounts payable — trade	1,518,576	2,105,074	(1,298,331)
Credit card cash advance fees payable	953,220	204,027	(88,387)
ATM commissions payable	762,251	555,170	297,384
Check cashing commissions payable	250,970	2,283	11,655
Credit card chargebacks payable	(123,781)	146,184	(23,957)
Due to related party	—	(211,846)	211,846
Other accrued expenses	15,972,885	1,075,196	(23,488)

Cash flows provided from (used in) operating activities	(4,853,759)	(4,119,568)	(6,741,149)

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	(12,369,202)	—	—
Purchases of property and equipment	(2,737,878)	(3,145,147)	(2,280,366)
Loans receivable, net	414,952	1,296,318	(2,183,961)
Patent acquisition costs	—	(20,560)

Cash flows used in investing activities	(14,692,128)	(1,869,389)	(4,464,327)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(533,692)	12,005,522	9,077,220
Line of credit — bank, net	(5,200,000)	5,139,631	—
Payments on long-term debt	—	—	(713,035)
Proceeds from long-term debt, net of debt issuance costs	18,210,465	—	—
Issuance of common stock, net of expenses	4,470,160	—	11,239,968
Exercise of stock options	1,701,250	1,363,529	1,387,200
Exercise of warrants	23,438	190,900	222,250

Cash flows provided from financing activities	18,671,621	18,699,582	21,213,603

Increase/(Decrease) in cash	(874,266)	12,710,625	10,008,127

Cash, beginning of year	25,754,499	13,043,874	3,035,747

Cash, end of year	$24,880,233	$25,754,499	$13,043,874

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$2,985,128	$518,920	$263,071
Cash received from income taxes	287,452	609,322	1,003,769
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of other current assets to proceeds from issuance of common stock	$—	$—	$11,604
Note receivable issued in connection with sale of ATMs	—	—	242,000
Derivative warrant instrument	777,011	—	—
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
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
2. Summary of Significant Accounting Policies
  Accounting Principles
     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
  Principles of Consolidation
     The consolidated balance sheets as of December 31, 2006 and 2005, the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 the consolidated statements of cash flows for the years ended December 31, 2006, 2005, and 2004 have been prepared by the Company and have been audited. All significant intercompany transactions and balances have been eliminated in consolidation.
  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
  Cash Concentrations
     Bank balances exceeded federally insured levels during the years ended December 31, 2006 and 2005 and exceeded federally insured levels at December 31, 2006 and 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of December 31, 2006 and 2005.
  Income Taxes
     Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to net operating losses, depreciation and accrued expenses not currently deductible. Deferred tax assets are reduced by a valuation allowance to the extent the realization of the related deferred tax asset is not assured.
  Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2006 and 2005, the Company capitalized $1,089,124 and $1,134,931 of costs related to the implementation of SOP 98-1, respectively (these costs are included in property and equipment on the consolidated balance sheets). These costs are amortized over the estimated useful lives of three to five years using the straight line method upon being placed in service. Amortization expense related to software costs was $405,508, $250,561, and $142,098 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

  Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related loan of two to five years using the straight-line method, which approximates the interest method. Debt issuance costs were $1,709,006 and $55,338 for the years ended December 31, 2006 and 2005, respectively, and are included in other assets on the consolidated balance sheets. Estimated future amortization for each of the years ending December 31, 2007 through 2010 is $357,907 and for the year ending December 31, 2011 is $277,378. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $171,264, $5,031, and $0, respectively.
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
  Patents
     Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense relating to the patents for the year ended December 31, 2006 was $4,112. There was no amortization expense for the years ended December 2005 and 2004. Future amortization for each of the years ending December 31, 2007 through 2010 is estimated to be $4,112.
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
     The Company provides cash to certain casinos for ATMs and records a receivable from the casinos. Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. The Company engages an independent third party to guarantee the collectibility of the checks for certain properties, while for others, the Company uses a major credit bureau and a third party check collections agency to collect on checks with insufficient funds. The Company records a receivable for all checks returned for insufficient funds.
     The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2006 and December 31, 2005 was $102,403 and $226,184, respectively.
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
  Research and Development
     The Company expenses research and development as costs are incurred. For the years ended December 31, 2006, 2005, and 2004, the Company expensed $91,207, $0, and $0, which is included in other general and administrative expenses on the consolidated statements of operations.
  Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the year ended December 31, 2006. These reclassifications had no effect on the Company’s consolidated net income (loss) for the year ended December 31, 2006.
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
  Fair Value of Financial Instruments
     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:
Short-term Assets and Liabilities:
     The fair values of cash, settlements due from processors, other assets, accounts payable, accrued liabilities, and line of credit-bank approximate their carrying values due to the short-term nature of these financial instruments.
Long-term debt:
     The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.
  Recently Issued Accounting Pronouncements
FIN No. 48
     The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effects of FIN No. 48 but does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.
SFAS No. 157
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

  Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Due to the net loss, options or warrants for December 31, 2006 and 2005 were not dilutive. All options and warrants outstanding at December 31, 2004 were dilutive.
     The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share – basic, and net loss per common share — diluted, for the years ended December 31, 2006, 2005, and 2004, respectively:

	Years Ended December 31,
	2006	2005	2004
	(In 000s except per share amounts)
Net Income (Loss)	$(11,888)	$(3,765)	$2,183
Weighted average common shares outstanding	17,578	16,606	15,073
Effect of dilutive securities	—	—	1,058
Weighted average common and dilutive shares outstanding	17,578	16,606	16,131
Net income (loss) per basic share	$(0.68)	$(0.23)	$0.14
Net income (loss) per diluted share	$(0.68)	$(0.23)	$0.14
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
          The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased or cancelled. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2006 was $703,678 ($0.04 per share).
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s consolidated statement of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
          Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested and therefore; no share-based compensation expense was recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 related to awards granted prior to January 1, 2006.
          During the year ended December 31, 2006, 30,000 stock options were granted to each of four independent members of the Board of Directors at a fair value on the date of grant with immediate vesting which resulted in a non-cash expense of $472,950.
          During the same period, three restricted stock awards were granted totaling 67,500 shares of common stock at a fair value on the date of grant with vesting terms of 1/3 annually. The effect of this action was a non-cash expense of $106,728 during the current year.
          During the year ended December 31, 2006, the Company modified the terms of 150,000 options to extend the exercise period from 90 days from the date of termination to twelve months from the date of termination. The effect of these actions was an additional non-cash expense of $124,000.
     SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company did not estimate a forfeiture rate for 2006 option grants as they immediately vested.
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

     For stock options granted during the year ended December 31, 2006, the Company determined compensation expense under the provisions of SFAS No. 123(R) using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility ranging from 55.3% - 56.5%, 3) a risk-free interest rate ranging from 4.88% - 5.12% and 4) an expected life of 6.5 years.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
The following table illustrates the effect on net income (loss) and income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

	Years Ended December 31,
	2005	2004
	(In 000s except income (loss) per share amounts)
Reported net income (loss)	$(3,765)	$2,183
Reported stock-based compensation, net of tax	156	—
Pro forma stock-based compensation, net of tax	(4,539)	(1,648)

Pro forma net income (loss)	$(8,304)	$535

Net income (loss) per share:
Basic — as reported	$(0.23)	$.14
Basic — pro forma	$(0.50)	$.04
Diluted — as reported	$(0.23)	$.14
Diluted — pro forma	$(0.50)	$.04
     In determining the compensation cost of the options granted during the years ended December 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 4.0 to 4.5% and 4.3 to 4.75% risk free interest rate, 6.5 and 6.5 for expected life of options granted, 54.1 to 65.4% and 70.3% to 207.3% expected volatility and 0% dividend yield, respectively.
  Advertising Expenses
     Advertising costs are charged to expense as incurred. Advertising costs were $27,481, $44,955, and $76,024 for the years ended December 31, 2006, 2005 and 2004, respectively.
3. Funding Arrangement
   Vault Cash Agreements
     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement required the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% or 10%, whichever is greater. At December 31, 2005 and 2004, the rate was 10%.
     Effective December 1, 2006, the Company entered into a new vault cash agreement with Fidelity Bank. The new vault cash arrangement with Fidelity Bank requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance of total cash utilized under the agreement. The interest rate can be no less than 6.0% under any tier. At December 31, 2006, the prime rate was 8.25% and the effective rate under the agreement was 6.92%.
     The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, the Company receives settled funds for ATM transactions from the network processor and distributes the funds to various accounts such as the casinos and the bank the same or next day. The Company records a payable during the period the funds are held. As of December 31, 2006, this payable had a balance of $12,899,940 (included in other accrued expenses on the consolidated balance sheets — see Note 11). In 2005, all cash provided by Fidelity Bank remained the sole property of Fidelity Bank at all times until dispensed, at which time Fidelity Bank obtained an interest in the corresponding settlement receivable. Because it was never an asset of the Company, supplied cash was not reflected on the Company’s balance sheet. Because Fidelity Bank obtained an interest in our settlement receivables, there was no liability corresponding to the supplied cash reflected on the Company’s balance sheet.
     We have an additional vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The interest rate can be no less than 7.0%. The interest rate was prime plus 1.0% (or 9.25%, 8.25%, and 7.0%) for the years ended December 31, 2006, 2005, and 2004 respectively.
   Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of December 31, 2006 and 2005, the Company operated 59 and 71 ATMs, respectively, that were site funded.
  4. Other Current Assets
     Other current assets consisted of the following at December 31:

	2006	2005
Receivable from casinos	$515,060	$819,593
Receivable from bank	2,357,363	—
Income taxes receivable	65,497	260,714
Prepaid expenses	464,194	224,801
Receivable for check guarantees, net of reserve of $820,212 and $0, respectively	1,396,831	301,535
Holdback reserve from credit card processor, net of reserve of $780,825 and $195,000, respectively	—	585,825
Other receivables, net of reserve of $1,318,692 and $49,000, respectively	695,934	814,412

Total other current assets	$5,494,879	$3,006,880

   Receivable from casinos
     The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company and related to check cashing fees. We also have receivables from certain casinos for which we fund ATMs. The Company has not recorded an allowance related to these receivables since the Company considers the balances 100% collectible.
  Receivable from bank
     The Company records a receivable of $2,172,952 from its vault cash provider for standard ATM settlements and related surcharges owed. In addition, the Company records a receivable for Debit POS fees that are owed by the vault cash provider relating to the newly acquired Indian Gaming Service locations amounting to $184,411 at December 31, 2006. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.

  Receivable for check guarantees
     The Company has an agreement with a vendor for the guarantee of 69% of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining 31% of funds paid on personal checks cashed at various casino locations. The increase in the percentage of self-guaranteed checks during the current year is primarily due to the acquisition of Indian Gaming Services where all check-cashing is self-guaranteed and one customer’s discontinuation of check guarantee services during the third quarter of 2006. The Company has an agreement with a third party agency for collections on self-guaranteed checks. The Company has reserved for amounts that are not collectible.
  Holdback reserve from credit card processor
     During 2005, the Company’s current credit card processor improperly withheld transaction fees of $780,825. The Company believes the processor had no basis for assessing these fees. A demand was made of the processor’s new parent company for repayment of the withheld fees on November 14, 2006. A response was received as of December 8, 2006, which stated the new owners were investigating the claim. There was no resolution of the matter as of December 31, 2006. Due to the legal status of this matter and the potential accounting treatment, the Company increased its reserve by $585,825 during the third quarter of 2006 to fully reserve for the entire balance of $780,825.
5. Settlements due from processors
  Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of December 31, 2006 and December 31, 2005, the balance of settlements due from credit card processors was $11,027,242 and $7,683,417, respectively.
  Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring. Since the Company performs its own internal processing, the ATM processor sends settlement funds including fees to the Company’s bank account for all ATM transactions including those ATMs which are not funded by the Company. The entire reimbursed amount is recorded as a receivable from the ATM processor, while amounts for non-Company funded ATMs are recorded as a payable as more fully described in Note 11. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of December 31, 2006 and 2005, the balance of settlements due from ATM processors was $16,636,000 and $4,492,620, respectively.
6. Property and Equipment
     Property and equipment consisted of the following at December 31:

	2006	2005
Furniture and equipment	$9,808,926	$5,244,619
Vehicles	106,113	65,169
Computer software	2,696,620	3,328,657
Leasehold improvements	178,754	148,375
Less: Accumulated depreciation and amortization	(5,382,510)	(3,527,840)

Total property and equipment, net	$7,407,903	$5,258,980

     Depreciation expense and amortization of computer software for the years ended December 31, 2006, 2005, and 2004 was $1,858,955, $1,259,337, and $762,987, respectively.
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
7. Goodwill and Intangible Assets
As of December 31, 2006, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of December 31, 2006
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	4,112	16,448	5 years

Customer relationships (relates to IGS)	7,110,000	1,109,333	6,000,667	1 1/2 to 7 1/2 years

Employment and non-compete agreements (relates to IGS)	60,000	16,667	43,333	3 years

	$7,190,560	1,130,112	6,060,448

Total amortization expense for the years ended December 31, 2006, 2005, and 2004 were $1,130,112, $0 and $0, respectively. As of December 31, 2006, we expect amortization expense in future periods to be as shown below:

Fiscal year
2007	1,321,991
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,707

Total expected amortization expense	$6,060,448
8. Loans Receivable
     During September 2004, the Company advanced $375,000 and an additional $200,000 in March 2005 to a possible acquisition candidate. In addition, the parent of the acquisition candidate is a co-maker of the loan receivable. The loan receivable had an original maturity date of February 15, 2005, which was extended by the Company under written agreement to September 30, 2005. Effective March 24, 2006, based on a Loan Modification and Assumption Agreement and Consent to Sale of Assets (this “Agreement”), executed on July 13, 2006, the acquisition candidate sold all of its assets, including the collateral, to a new borrower. Acquisition candidate and the new borrower requested that the Company allow the sale of the assets and extend the maturity date of the note to September 2007. The Company, although under no obligation to do so, consented to the sale of the assets and extended the maturity date of the note, subject to the terms and conditions as set forth in the Agreement. Upon execution of the Agreement, the new borrower made an initial payment on the note in the amount of $184,103 in July 2006, including accrued interest of 6% since March 24, 2006. During 2006, subsequent payments were received for the payments due quarterly beginning September 30, 2006 totaling $180,864. The remaining payments are due quarterly continuing in 2007, until paid in full. New UCC filings were filed in Texas to perfect the Company’s secured position in the assets of new borrower.
     The Company has not recorded a reserve for uncollectibility of this note receivable as the secured collateral, particularly equipment owned by the debtor, has a fair market value that exceeds the note balance. The balances outstanding including interest as of December 31, 2006 and 2005 were $263,317 and $606,217, respectively.
     During 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATMs at the ATM sites. During the third quarter of 2006, additional purchase and installation of ATMs resulted in an additional $109,482 to the note balance. The combined balance outstanding as of December 31, 2006 and 2005 was $218,524 and $213,941, respectively. The remaining balance is to be repaid over 36 months.
     During 2004, the Company advanced approximately $390,000 to sales agents in the form of unsecured loans receivable bearing interest ranging from 5% to 10% due through December 2006. At December 31, 2006 and 2005, the remaining balance was $0 and $101,916, respectively, including interest.
     Total outstanding loans receivable at December 31, 2006 and 2005 was $481,841 and $922,074, respectively, which includes interest receivable of $9,986 and $34,431, respectively.
     The future payments due to the Company relating to these loans receivable are as follows for the years ending December 31:

2007	$395,277
2008	68,317
2009	18,247

Total	$481,841

9. Restricted Cash
     Under our new vault cash agreement with Fidelity Bank effective December 1, 2006, the Company maintains restricted cash in the amount of $350,000 with Fidelity to cover potential cash losses for which the Company is responsible under the terms of the agreement. The restricted cash earns interest at the lowest interest rate as defined in the agreement and the interest is credited to a bank account designated by the Company.
10. Checks Issued in Excess of Cash in Bank
     The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
11. Other Accrued Expenses
     Other accrued expenses consisted of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Accrued payroll and related items	$611,688	$658,591
Accrued interest	544,041	212,874
Amounts due casinos	3,251,046	380,000
Amounts due for ATM processing	12,900,940	—
Other	86,733	21,600

Total other accrued expenses	$17,394,448	$1,273,065

     Amounts due casinos represent funds owed to various casinos for reimbursement on credit card cash advance transactions once the Company receives settlement funds.
     Due to a transition to internal processing, the Company now receives settled funds for ATM transactions from the network processor for all ATM transactions processed by the Company including settled funds for non-Company funded ATMs. The Company distributes the funds to various customer accounts (i.e. Fidelity bank and various casinos) the same or next day. The Company records a payable during the period the funds are held (Amounts due for ATM processing) and a receivable from the ATM processor as more fully described in Note 5.
12. Commitments and Contingencies
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
  Major Customer
     During the years ended December 31, 2005 and 2004, two of our customers each accounted for more than 10% of our total revenues. The two customers together accounted for 39.3% and 44.5% of our total revenues in 2005 and 2004, respectively. During the year ended December 31, 2006, only one customer accounted for more than 10% of our total revenues. This customer accounted for 27% of total revenues for the year ended December 31, 2006.
  Employment Agreement
     The Company entered into an employment agreement with its Chief Financial Officer (CFO) during 2006 with a term of three years. The agreement requires annual compensation of $250,000, plus an annual bonus as defined in the agreement and payment of any unpaid salary through the end of the agreement if the CFO is terminated without cause.
  Operating Leases
     The Company’s principal office is located in Las Vegas, Nevada. In addition, the Company has offices in Burnsville, Minnesota and San Diego, California which are used for the Company’s Technical Assistance Center, technical support staff, and warehousing. The leases in Las Vegas, Burnsville, and San Diego expire in July 2010, June 2007, and June 2008, respectively. The Company is required to pay base monthly rent plus real estate taxes and operating expenses on all locations. Rent expense was $290,826, $246,973, and $171,859 for the years ended December 31, 2006, 2005, and 2004, respectively. From December 2003 through October 2005, the Company leased space from a former officer of the Company on a month-to-month basis. Total rent expense to the former officer was $53,166 and $63,663 for the years ended December 31, 2005 and 2004, respectively. The Company also maintains an equipment lease requiring monthly payments through March 2007.
     Future minimum lease payments for the years ending December 31:

2007	$219,442
2008	136,224
2009	92,712
2010	54,747

Total	$503,125

13. Line of Credit — Bank
     On November 10, 2005, the Company entered into a Credit Agreement and a Security Agreement with Bank of America, N.A. The loan documents provided for a two-year line of credit of up to $13,000,000 collateralized by substantially all of the Company’s assets with the outstanding balance due on the expiration of the line of credit on November 9, 2007. The Company had outstanding borrowings of $5,200,000 at an interest rate of 7.25% at December 31, 2005. The line of credit was repaid in full in 2006 using proceeds from the issuance and sale of Senior Secured Convertible Notes and warrants in a private placement to certain institutional accredited investors as more fully described in Note 17.
14. Equity Transactions
     On October 10, 2006, the Company issued 312,500 warrants to certain institutional accredited investors in connection with the issuance and sale of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (See Note 17).
     On February 28, 2006, the Company received cash proceeds of $4,470,160 upon the issuance and sale in a private offering of 710,000 shares of the Company’s common stock at a price of $6.296 per share to The Viejas Band of Kumeyaay Indians, a federally recognized Indian tribe which owns 100% of Borrego Springs Bank, N.A.
     During 2006, a total of 30,000 warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 24,050 shares of common stock.
     During 2006, a total of 15,625 warrants were exercised for cash of $23,438 at a weighted average exercise price of $1.50 per share.
     During 2006, 294,500 options were exercised for cash of $1,701,250 at a weighted average exercise price of $5.78 per share.
     During 2006, 50,000 options having a weighted average price of $6.82 per share were either cancelled or had expired.
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

     During 2004, a total of 66,920 five-year warrants having an exercise price of $1.50 were exercised on a “cashless” or “net exercise” basis (based on the average market price of the Company’s common stock prior to exercise) resulting in the issuance of 51,460 shares. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.
     During 2004, 144,750 five-year warrants were exercised for cash of $222,250 at a weighted average exercise price of $1.54 per share.
     During 2004, 584,500 options were exercised for cash of $1,387,200 at a weighted average exercise price of $2.37.
     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During 2005 and 2006, the Company did not repurchase any equity securities.
  Stock Options
     During 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”); pursuant to which share-based awards to acquire an aggregate of 1,000,000 shares of the Company’s common stock may be granted. The 2001 Plan was amended on March 4, 2004 to increase the number of authorized shares to 2,500,000. In general, options granted to employees vest over a period of up to three years and expire ten years from the date of grant.
     On April 20, 2005, the Board of Directors adopted the Cash Systems, Inc. 2005 Equity Incentive Plan (the “2005 Plan”), which was approved by our stockholders. Upon stockholder approval of the 2005 Plan, no further options were granted under the Company’s 2001 Plan. The 2005 Plan provides for the issuance of up to 1,000,000 shares of Common Stock of the Company for equity incentive instruments. In general, options granted to employees vest over a period of up to three years and expire no more than ten years from the date of grant. In general, restricted stock vests over a period of three years.
     Information regarding the Company’s stock options is summarized below:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Balance at December 31, 2003	1,498,500	$2.56
Granted	955,000	$6.45
Options exercised	(584,500)	$2.34
Expirations and cancellations	(111,250)	$5.42

Balance at December 31, 2004	1,757,750	$4.55
Granted	870,000	$6.94
Options exercised	(522,250)	$2.61
Expirations and cancellations	—	—

Balance at December 31, 2005	2,105,500	$6.02
Granted	120,000	$6.60
Options exercised	(294,500)	$5.78
Expirations and cancellations	(50,000)	6.82

Balance at December 31, 2006	1,881,000	$6.07	$2,523,060

Weighted average fair value of options granted during fiscal year 2006	$3.94
Weighted average fair value of options granted during fiscal year 2005	$4.25
Weighted average fair value of options granted during fiscal year 2004	$5.20

At December 31, 2006:
Options vested and exercisable	1,881,000	$6.07
Shares available under the 2005 Plan	342,500
At December 31, 2005:
Options vested and exercisable	2,105,500	$6.02
Shares available for options	394,500
At December 31, 2004:
Options vested and exercisable	897,750	$3.60
Shares available for options	742,250
     The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $7.29 as of December 29, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 1,176,000. The intrinsic value of stock options exercised during the years ended December 31, 2006, 2005, and 2004 was $305,690, $2,435,770, and $2,688,830, respectively.
     Options outstanding at December 31, 2006 have a weighted average remaining contractual life of 6.98 years.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables summarize information about stock options outstanding as of December 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.25 to $1.83	156,000	4.77	$1.68	156,000	$1.68
$2.50 to $2.60	30,000	6.33	$2.58	30,000	$2.58
$4.00 to $6.00	435,000	7.04	$4.84	435,000	$4.84
$6.18 to $8.05	1,260,000	7.25	$7.12	1,260,000	$7.12

$1.25 to $8.05	1,881,000	6.98	$6.07	1,881,000	$6.07

  Stock Warrants
     Information regarding the Company’s stock warrants is summarized below:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2003	497,620	$1.62
Granted	—	—
Converted to stock under cashless transaction	(66,920)	$1.52
Warrants exercised	(144,750)	$1.54

Balance at December 31, 2004	285,950	$1.69
Granted	—	—
Converted to stock under cashless transaction	(113,000)	$1.50
Warrants exercised	(90,450)	$2.11

Balance at December 31, 2005	82,500	$1.50
Granted	312,500	8.00
Converted to stock under cashless transaction	(30,000)	$1.50
Warrants exercised	(15,625)	$1.50
Warrants expired	(11,250)	$1.50

Balance at December 31, 2006	338,125	$7.51

Weighted average fair value of warrants granted during fiscal year 2006	$2.9841
Weighted average fair value of warrants granted during fiscal year 2005 and 2004	$—
     Warrants outstanding at December 31, 2006 are as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life Years
$1.50	25,625	0.55
$8.00	312,500	4.78
     All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the year ended December 31, 2006: 5.0% risk free interest rate, 5 years expected life for each warrant, 55.90% expected volatility and 0% dividend yield.
  Restricted Stock Awards
     Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally three years, using straight line vesting. There were no restricted stock awards granted prior to 2006. A summary of the Company’s restricted stock activity for the year ended December 31, 2006 is presented in the following table:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Unvested, beginning of year, December 31, 2005	—	—
Granted	67,500	$6.67
Vested	—	—
Forfeited	—	—

Unvested, end of year, December 31, 2006	67,500	$6.67

As of December 31, 2006, there was $343,522 of total unrecognized compensation costs related to the outstanding restricted stock awards which is expected to be recognized over a weighted average vesting period of 2.29 years. Recognized compensation expense related to restricted stock awards was $106,728 for the year ended December 31, 2006.
15. Income Taxes
     At December 31, 2006, 2005 and 2004, the Company had a federal operating loss carryforward of $15,456,000, $8,102,000 and $318,000, respectively, and multiple state net operating loss carryforwards of $10,252,000, $5,491,000 and $50,000, respectively, which begin to expire in 2025. The provision for (benefit from) income taxes consisted of the following components for the years ended December 31:

	2006	2005	2004
Current:
Federal	$—	$—	$33,832
State	(18,186)	15,800	20,000
Deferred	2,306,000	(2,767,000)	406,000
Tax benefit of stock option exercises, credited to additional paid-in capital	85,259	394,000	906,000

	$2,373,073	$(2,357,200)	$1,365,832

     The tax benefit for 2006, 2005, and 2004 of $85,259, $394,000 and $906,000, respectively, noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.
     Components of net deferred income taxes, including a valuation allowance, are as follows at December 31:

	2006	2005	2004
Deferred income tax assets:
Net operating loss and credit carryforwards	$6,072,000	$3,144,000	$131,000
Stock-based compensation	271,000	—	122,000
Stock option acceleration	68,000	100,000	—
Other	882,000	154,000	83,000

	7,293,000	3,398,000	336,000
Deferred income tax liabilities:
Depreciation and amortization	(1,152,000)	(1,067,000)	(797,000)
Other	—	(25,000)	—

	6,141,000	2,306,000	(461,000)

Less: Valuation allowance	(6,141,000)	—	—

Net deferred income tax assets	$—	$2,306,000	$(461,000)

     The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $6,141,000 and $0, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2006 and recorded a full valuation allowance.
     Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	2006	2005	2004
Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.5)%	(4.5)%	4.5%
Permanent differences and other	(1.1)%	—	—
Change in valuation allowance	64.5%	—	—

Effective tax rate	24.9%	(38.5)%	38.5%

16. Acquisition
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
     The purchase price of the acquisition was:

Cash consideration	$12,000,000
Costs associated with the transaction	369,202

$12,369,202

Purchase Price Allocation
     The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Property, plant and equipment	$1,270,000
Identifiable intangible assets:
Customer relationships	7,110,000
Employment and non-compete agreements	60,000
Goodwill	4,077,700
Liabilities assumed	(148,498)

$12,369,202

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
     The results of Indian Gaming Services have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the years ended December 31, 2006, 2005, and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended December 31, 2006, 2005, and 2004 nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Years Ended
	December 31,
	2006	2005	2004
Commissions on credit card cash advances, ATMs and check cashing services	$99,126,859	$80,103,077	$61,613,669

Net loss	$(11,932,213)	$(4,978,678)	$1,452,367
Net loss per common share:
Basic	$(0.68)	$(0.30)	$0.10

Diluted	$(0.68)	$(0.30)	$0.09
17. Senior Convertible Secured Notes
     On October 10, 2006, the Company has issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share. The notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. The Company was in default related to the interest rate covenants of the notes at December 31, 2006 and the interest rate in 2007 will be 7.5% per annum. The maturity date of the notes is October 10, 2011. The Company’s obligations under the Notes are collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A. At December 31, 2006, the Company was in compliance with all financial covenants as defined in the agreements.
     Pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the gross proceeds of $20.0 million were allocated between the convertible notes and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using the Black-Scholes pricing model with the resulting original issue discount being amortized over the term of the notes, which approximates the interest method. The notes are convertible into common shares at a conversion price of $8 per share. Based on the fair market value of the stock on the date of the agreement for the notes of $6.30 per share, there was not a beneficial conversion noted.
     In connection with the financing, the Company agreed to file with the SEC a registration statement by February 7, 2007, covering the issuance or resale of the shares of common stock underlying the warrants issued to the note holders. The Company filed the registration statement on December 7, 2006 and the registration statement was declared effective on January 11, 2007.
     With the registration statement requirement of the agreement, the Company evaluated the terms of the agreement in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” As a result, the Company recorded a derivative liability related to the warrants. The Company adjusted the value of the warrants related to changes in the Company’s stock price. For the year ended December 31, 2006, the Company recorded $35,397 in interest expense related to the derivative reevaluation related to warrants and had a derivative liability for warrants of $777,011 at December 31, 2006.

18. Subsequent Events
New Banking Relationship
     During January 2007, we commenced and fully transitioned all of our major commercial banking needs to a new nationwide commercial banking services provider. Provision of continued services by the new commercial bank is subject to satisfactory compliance with banking regulations relating to conducting business with a Money Services Business (“MSB”) including compliance with the Bank Secrecy and USA PATRIOT Acts. Planning has commenced and internal milestones have been established between both parties to ensure compliance.
CEO Contract Renewal
     On March 6, 2007, the Company entered into an Executive Employment Agreement with Michael Rumbolz effective March 6, 2007, pursuant to which Chief Executive Officer Michael Rumbolz would also serve as the Company’s Chairman of the Board and President. Under the terms of the employment agreement, Mr. Rumbolz receives an annual base salary of $350,000 and is entitled to an annual bonus and other usual benefits. Mr. Rumbolz was granted 65,000 shares of restricted stock vesting in four equal annual installments, such bonus compensation as determined by the Company’s Board of Directors, no less than two weeks paid annual vacation, and reimbursement for any and all ordinary and necessary business expenses that he reasonably incurs in connection with the business of the Company. The agreement is for a two year term. Upon the expiration of the initial two year term and each anniversary thereafter, Mr. Rumbolz and the Company may agree in writing to renew the agreement for an additional year. In the event that the Company terminates Mr. Rumbolz’s employment without cause prior to the expiration of the agreement, Mr. Rumbolz will be entitled to base compensation, bonus compensation and benefits through the end of the term of the agreement.
19. Selected Quarterly Data (unaudited)

	Quarters during the Year Ended December 31, 2006
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$20,479,125	$24,146,610	$25,966,850	$25,446,047
Loss from operations	$(1,455,912)	$(438,118)	$(3,624,728)	$(543,707)
Net loss	$(1,219,515)	$(804,142)	$(2,786,847)	$(7,077,724)
Net loss per common share — Basic	$(0.07)	$(0.05)	$(0.16)	$(0.40)
Net loss per common share — Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.40)

	Quarters during the Year Ended December 31, 2005
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$13,650,313	$16,036,555	$17,050,788	$16,428,302
Income (loss) from operations	$455,633	$(2,686,507)	$(96,082)	$(3,408,894)
Net income (loss)	$237,601	$(1,668,385)	$(71,108)	$(2,263,582)
Net income (loss) per common share — Basic	$0.01	$(0.10)	$(0.00)	$(0.14)
Net income (loss) per common share — Diluted	$0.01	$(0.10)	$(0.00)	$(0.14)

	Quarters during the Year Ended December 31, 2004
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$11,006,634	$11,840,293	$12,773,387	$12,790,694
Income from operations	$639,854	$1,032,536	$978,947	$1,146,280
Net income	$304,143	$591,844	$582,744	$704,687
Net income per common share — Basic	$0.02	$0.04	$0.04	$0.04
Net income per common share — Diluted	$0.02	$0.04	$0.04	$0.04