Form 10-K/A
period 2006-12-31
CASH SYSTEMS INC
filed 2007-05-14
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 1-31955
CASH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0398535
(State of incorporation)	(I.R.S. Employer
Identification Number)

7350 Dean Martin Drive, Suite 309	89139
Las Vegas, NV	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
(702) 987-7169
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

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
     The number of shares of the registrant’s common stock outstanding as of April 30, 2007 was 18,436,579.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to reflect a restatement of the previously issued consolidated financial statements of Cash Systems, Inc. (either the “Company,” “we” or “our”), as of and for the year ended December 31, 2006 and the unaudited selected quarterly financial information for the three months ended December 31, 2006 included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (the “Form 10-K”).
In conjunction with the preparation of the Company’s quarterly financial statements for the three months ended March 31, 2007, the Company discovered that an error existed in our previously issued consolidated financial statements for the year ended December 31, 2006. The misstatement was a result of an incorrect cut-off of the amount due from processors. In the past, the processors payments were received through the Company’s bank account on the same day the processor settled the transaction. During 2006, the Company switched processors which also changed the timing of receiving the cash. The new processors settle the transactions a day before payment is received by the Company’s bank account. The Company’s systems and internal control process related to the reconciliation of the amounts noted by the processor as settled and the actual amount received by the Company was not correct. The error was material for the three months ended December 31, 2006. The Company recorded a reserve related to receivables from processors at December 31, 2006 which was based on inaccurate assumptions and information. The correction of this error resulted in approximately $1.785 million of an understatement of the Company’s net income from continuing operations for the three and twelve months ended December 31, 2006. For further discussion regarding the restatement, see Note 2 to the consolidated financial statements, Restatement of Consolidated Financial Statements, included in Item 15 of this Amendment No. 1.
In conjunction therewith, the Company made other adjustments relating to elimination of approximately $4.5 million in receivables “Due from ATM processor” and in payables “Due for ATM processing” in connection with settlement funds transmitted by its ATM processor as well as reversed an entry in which the Company incorrectly recorded a tax benefit for stock option exercises during the year ended December 31, 2006. For further discussion regarding the other adjustments, see Notes 2, 3, 4, 15, 16, 11, and 19 to the consolidated financial statements included in Item 15 of this Amendment No. 1.
All information in this Amendment No. 1 is as of March 16, 2007 and does not reflect any subsequent information or events other than the restatement and adjustments discussed in Note 2 to the consolidated financial statements. This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 16, 2007.
This Amendment No. 1 amends and restates Items 6, 7, and 9A of Part II and Item 15 of Part IV of the original Form 10-K to reflect the effects of the restatement and miscellaneous adjustments. In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.

CASH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K/A
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
Available Information
     We make available, free of charge, on the Investor Relations section of our Web site (http://www.cashsystemsinc.com), our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.
Item 1A. RISK FACTORS
     Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known by us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. These risks should be read in conjunction with the other information contained in this Annual Report on Form 10-K/A.
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
     We have incurred net losses of $10.0 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. Losses are likely to continue unless we are able to increase our overall gross margins through negotiation of more favorable renewal and new customer contracts, increase revenues through normal growth channels including organic and new product-based growth, and decrease overall expenses. We have built an infrastructure to scale to these types of margin and revenue increases, but can not provide any assurance that growth or cost savings objectives will be achieved. If we are unable to negotiate more favorable contracts, meet revenue growth objectives, or sufficiently control costs, it may have a material adverse effect on our business, financial condition, and results of operations.

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
     See Note 2 to the Consolidated Financial Statements, Restatement of Consolidated Financial Statements, for a description of the restatement and miscellaneous adjustment of our previously filed consolidated financial statements as of December 31, 2006 and for the year then ended.

	2006	2005	2004	2003	2002

Statement of Operations Data:	(Restated)

Commissions Revenue	96,039	63,166	48,411	32,728	15,347

Total Operating Expenses	100,317	68,901	44,613	30,386	15,862

Income (Loss) from Operations	(4,278)	(5,735)	3,798	2,342	(515)

Total Other Income (Expense)	(3,453)	(387)	(248)	(545)	(456)

Income (Loss) before Income Taxes	(7,731)	(6,122)	3,549	1,797	(971)

Provision for (Benefit from) Income Taxes	2,288	(2,357)	1,366	142	—

Net Income (Loss)	(10,019)	(3,765)	2,183	1,655	(971)

Net Income (Loss) per Common Share — Basic	(0.57)	(0.23)	0.14	0.13	(0.08)

Net Income (Loss) per Common Share — Diluted	(0.57)	(0.23)	0.14	0.12	(0.08)

Weighted Average Common Shares outstanding — Basic	17,578	16,606	15,073	12,741	12,070
Weighted Average Common Shares outstanding — Diluted	17,578	16,606	16,131	13,501	12,070

	2006	2005	2004	2003	2002

Balance Sheet Data (at end of period):	(Restated)

Current assets	56,012	43,990	27,367	5,393	1,178

Current liabilities	42,415	33,158	12,077	4,544	2,437

Working capital	13,597	10,832	15,290	849	(1,259)
Current ratio	1.3 to 1	1.3 to 1	2.3 to 1	1.2 to 1	0.5 to 1

Total assets	76,516	51,435	31,615	7,702	3,148

Long-term liabilities	20,035	1,092	797	436	19

Stockholders’ equity	14,065	17,185	18,741	2,723	692

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As discussed in Note 2 to the consolidated financial statements, our financial statements as of and for the year ended December 31, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

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

	Percentage of Revenues			Year-to-Year % Change
	2006	2005	2004	06 vs. 05	05 vs. 04

	(Restated)
Commissions Revenue	100.0%	100.0%	100.0%	52.0%	30.5%
Total Operating Expenses	104.5%	109.1%	92.2%	45.6%	54.4%
Income (loss) from Operations	-4.5%	-9.1%	7.8%	25.4%	-251.0%
Total Other Income (Expense)	-3.5%	-0.6%	-0.5%	792.6%	55.8%
Income (Loss) before Income Taxes	-8.0%	-9.7%	7.3%	26.3%	-272.5%
Provision for (Benefit from) Income Taxes	2.4%	-3.7%	2.8%	200.7%	-272.5%
Net income (Loss)	-10.4%	-6.0%	4.5%	-168.3%	-272.5%
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
     Commissions, processing costs, check cashing costs and armored car services increased by approximately $25.5 million which was directly related to the Company’s revenue growth from new locations and increased transaction volume at existing locations as we expanded our services.
     Total operating expenses for the year ended December 31, 2006 were $100.3 million compared to $68.9 million for 2005. The $31.4 million, or 46% increase in operating expenses over the comparable period in 2005, was due primarily to the increased amount of transactions and expansion of our business to additional locations. $3.1 million of operating expenses were attributable to IGS.
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
     Other General and Administrative expenses increased by $2.0 million over prior year. IGS contributed $0.5 million to the year over year increase. The company expensed through write-offs or increased reserves a significant amount for transaction exceptions, chargebacks and discrepancies with the bank. In addition, the Company recovered previously written-off or reserved accounts receivable relating to resubmitted transactions during the fourth quarter of 2006.
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
     Management recorded a full valuation allowance for deferred tax assets of $5.4 million for the year ended December 31, 2006 as management determined that it was more likely than not the deferred tax assets would not be realized as of December 31, 2006. The valuation was offset by a benefit of income taxes recorded during 2006 of $3.1 million resulting in expense of $2.3 million for the year ended December 31, 2006 (see Note 15).
     On a fully diluted basis, after-tax net loss of ($10,018,412) for the year ended December 31, 2006 was 10% of sales or ($0.57) per diluted common share, as compared to a net loss of ($3,765,474) which was 6.0% of sales or ($0.23) per diluted common share for the same prior year period.
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
     On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. The line of credit along with certain other liabilities were subsequently paid off on October 10, 2006, as the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) and warrants to purchase an aggregate of 312,500 shares of the Company’s common stock (the “Warrants”) in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. As of December 31, 2006, the Company was in compliance with its covenants under the Notes. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. Prior to the restatement, as more fully described in Note 2 to the consolidated financial statements, the Company concluded that an interest rate failure occurred as of December 31, 2006 and therefore, the Notes would have an interest rate of 7.50% during 2007 as defined in the Notes agreements. As a result of the restatement, the Company no longer has an interest rate failure as defined in the Notes and plans to hold discussions with the note holders to determine a course of action regarding debt compliance. The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets.
     We had working capital of approximately $13.6 million at December 31, 2006 compared to working capital of $10.8 million at December 31, 2005. We expect our operating working capital requirements to increase in fiscal 2007 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations as well as proceeds from the issuance and sale of the Notes for at least the next 12 months. Settlements due from credit card processors were $13.2 million at December 31, 2006 compared to $7.7 million at December 31, 2005. As a result of transitioning to internal ATM transactions processing, the Company also receives settlement funds from its ATM processor. Settlements due from ATM processors were $8.4 million and $0 as of December 31, 2006 and 2005, respectively.
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
Forward-Looking Statements
     Certain statements contained in this Annual Report on Form 10-K/A, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors.
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; our inability to satisfy conditions to borrow additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K/A. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.
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

Interest Rate Risk
     We had $20.0 million in borrowings outstanding under our Senior Secured Convertible Notes (the “Notes”) at December 31, 2006. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default or registration rights failures with the right to cure. Such interest rate adjustments are effective up through and including the date of cure of default or registration rights failure. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. Prior to the restatement, as more fully described in Note 2 to the consolidated financial statements, the Company concluded that an interest rate failure occurred as of December 31, 2006 and therefore, the Notes would have an interest rate of 7.50% during 2007 as defined in the Notes agreements. As a result of the restatement, the Company no longer has an interest rate failure as defined in the Notes and plans to hold discussions with the note holders to determine a course of action regarding debt compliance. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets. If the interest rates were to increase by 1000 to 5500 basis points for the entire fiscal year, earnings would decrease by approximately $0.2 to $1.1 million on a pre-tax basis.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of Cash Systems and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K/A beginning on page F-1 and are incorporated herein by reference.

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
     Subsequent to such evaluation, in connection with the restatement and filing of this Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded again that our disclosure controls and procedures were not effective as of December 31, 2006, and identified an additional material weakness in our internal control over the revenue cycle relating to the application of cash settlements to our accounts receivable as more fully described below.
     Notwithstanding management’s assessment that our internal control over financial reporting were not effective as of December 31, 2006, we believe that the restated consolidated financial statements included in this Annual Report on Form 10-K/A correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
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
     Management identified the following significant deficiencies which aggregated to a material weakness in connection with its original assessment:
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
     We have restated our consolidated financial statements as of December 31, 2006 to correct an understatement of approximately $1.785M of the Company’s net income from continuing operations due to an incorrect cut-off of the amount due from processors and as more fully described in Note 2 to our consolidated financial statements. In connection with the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that an additional material weakness in our internal control over the revenue cycle existed as of December 31, 2006, which is described as follows:
•	Due to the restatement of our consolidated financial statements, it was noted that controls related to the application of cash settlements from processors to the corresponding receivable were insufficient.
     As a result of the additional material weakness identified in connection with the restatement of our consolidated financial statements as of and for the year ended December 31, 2006, management has revised its assessment to include such material weakness. Additionally, because of these material weaknesses, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria described in the COSO Internal Control—Integrated Framework.
Remediation Plan
     Throughout 2006, management and the Board of Directors made a concerted effort to correct the material weakness first disclosed in the fiscal year 2005 report and has been committed to enhancing the overall control environment. While we have made tremendous progress, the number and dollar value of adjustments identified during the financial audit and its relation to certain key controls leaves us with the conclusion that there is still a material weakness in the financial close and reporting and revenue cycles. We also conclude that our ongoing efforts and commitment are properly focused on achieving continued progress.
     Subsequent to December 31, 2006, we have undertaken, and will continue to undertake, work to remediate the material weaknesses described above, including identifying specific remediation initiatives.
•	We have communicated the significant deficiencies which have aggregated to a material weakness to our Finance department personnel and have implemented procedures to enhance the design and operation of the controls listed above such as performing cut-off procedures and sample auditing of spreadsheets used to record activity with our third party check guarantor and collections agency.

•	We have altered our procedures to ensure cash received from our network processors are applied against the corresponding receivable on the date of actual receipt. In addition, we have enhanced transparency in the reconciliation of cash applications to accounts receivable by separating our reports by network processor which enables transactions to be properly matched. Finally, we are now tracking resubmitted transactions within our accounts receivable rollforward procedures to ensure proper accounting treatment.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following significant deficiencies identified by management as of December 31, 2006, which aggregated into a material weakness, are described as follows:
•	Due to adjustments found during the financial audit, it was noted that controls surrounding monthly review of the balance sheet and use of the monthly close checklist were inadequate.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review of spreadsheets used to record activity with our third party check guarantor and collections agency were insufficient.

•	Due to the adjustments found during the financial audit, it was noted that controls surrounding the review an approval of journal entries was insufficient.
Management has identified the following as a material weakness as of December 31, 2006 as described as follows:
•	Due to the restatement of our consolidated financial statements, it was noted that controls related to the application of cash settlements from processors to the corresponding receivable were insufficient.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting and the revenue cycle as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting and the revenue cycle as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s plan to correct material weaknesses.”
We have also audited, in accordance with the Standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007, except as to Notes 2, 3, 4, 5, 11, 15, 16, 19 which are as of May 14, 2007, expressed an unqualified opinion.
Management and we previously concluded that Cash Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the significant deficiencies which aggregated into a material weakness as described above. In connection with the restatement of Cash Systems, Inc.’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that another material weakness described above also existed as of December 31, 2006. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 14, 2007, except as to Notes 2, 3, 4, 5, 11, 15, 16, 19 which are as of May 14, 2007

Changes in Internal Control
     The remediation initiatives with respect to the prior year material weakness have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. There have been no other changes to our internal control over financial reporting or revenue cycle during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The changes described above under Remediation Plan are in the process of being implemented subsequent to the end of the fiscal period covered by this Amendment No.1 to our Annual Report on Form 10-K, and will have a material affect on our internal controls over financial reporting.
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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report on Form 10-K/A.
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
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 14, 2007, except as to Notes 2, 3, 4, 5, 11, 15, 16, and 19 which are as of May 14, 2007

Financial Statement Schedule:
II — Valuation and Qualifying Accounts
     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
SCHEDULE II
CASH SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004

	Balance at
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		Year End
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Reserve on other receivables	49,336	1,670,464	—	2006	1,719,800
	—	49,336	—	2005	49,336
	—	—	—	2004	—

Reserve on credit card chargebacks payable	64,332	—	64,322	2006	—
	—	64,332	—	2005	64,332
	—	—	—	2004	—

Reserve on holdback reserve from Credit Card Processors	195,000	585,825	—	2006	780,825
	—	195,000	—	2005	195,000
	—	—	—	2004	—

Reserve on receivable for check guarantees	—	820,212	—	2006	820,212
	—	—	—	2005	—
	—	—	—	2004	—
(3) List of Exhibits.

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and Borrego Springs Bank, N.A., as amended (1)

3.1	Amended and Restated Certificate of Incorporation of Cash Systems, Inc.(2)

3.2	Amended and Restated Bylaws of Cash Systems, Inc.(3)

10.1	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Michael D. Rumbolz(4)

10.2	First Amendment to Executive Employment Agreement dated December 29, 2006 between Cash Systems, Inc. and Michael D. Rumbolz(12)

10.3	Executive Employment Agreement dated March 23, 2006 between Cash Systems, Inc. and Andrew Cashin (11)

10.4	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Craig Potts(4)

10.5	Executive Employment Agreement dated June 6, 2005 between Cash Systems, Inc. and John Glaser(5)

10.6	Executive Employment Agreement dated October 18, 2005 between Cash Systems, Inc. and Christopher D. Larson

10.7	2001 Stock Option Plan, as amended(6)

10.8	Form of Incentive Stock Option Agreement under the 2001 Stock Option Plan(6)

10.9	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option Plan(5)

10.10	2005 Equity Incentive Plan(7)

10.11	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan

10.12	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan(5)

10.13	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan(5)

10.14	Common Stock Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)

10.15	Registration Rights Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians(1)

10.16	Credit Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)

10.17	Security Agreement dated November 10, 2005 between Cash Systems, Inc. and Bank of America, N.A.(8)

10.18	Securities Purchase Agreement dated as of October 6, 2006, by and between Cash Systems, Inc. and the buyers named therein(10)

10.19	Form of Security Agreement(10)

10.20	Form of Senior Secured Convertible Note(10)

10.21	Form of Warrant(10)

21	Subsidiaries of Cash Systems, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc., a Delaware corporation (the “Company”), filed March 6, 2006, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (SEC Registration No. 001-31955), and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 29, 2004, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 2, 2005, and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed November 17, 2005, and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2007 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed October 10, 2006 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed March 29, 2006 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2007 and incorporated herein by this reference.

(b)	Exhibits. Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K/A.

(c)	Additional Financial Statements. Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
DATE: May 14, 2007	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: May 14, 2007	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer and Director (Principal executive officer)

DATE: May 14, 2007	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (Principal financial and accounting officer)

DATE: May 14, 2007	/s/ Patrick R. Cruzen
Patrick R. Cruzen
Director

DATE: May 14, 2007	/s/ Don R. Kornstein
Don R. Kornstein
Director

DATE: May 14, 2007	/s/ Donald D. Snyder
Donald D. Snyder
Director

DATE: May 14, 2007	/s/ Patricia W. Becker
Patricia W. Becker
Director

CASH SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 2 of the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2006 and related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 to recognize a correction of an error related to payments from network processors and the recording of a reserve for the receivable which was based on inaccurate assumptions and information. The Company also has restated the consolidated financial statements to eliminate a receivable and payable in connection with settlement of funds from the Company’s ATM processor.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 14, 2007, except as to Notes 2, 3, 4, 5, 11, 15, 16, and 19 which are as of May 14, 2007

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,
	2006
	(As restated, see	December 31,
	Note 2)	2005
ASSETS
CURRENT ASSETS
Cash	$24,880,233	$25,754,499
Current portion of prepaid commissions (Note 2)	285,019	501,343
Current portion of loans receivable (Note 8)	395,277	874,133
Deferred income taxes (Note 15)	—	1,677,000
Settlements due from credit card processors (Note 5)	13,212,907	7,683,417
Settlements due from ATM processors (Note 5)	12,144,380	4,492,620
Other current assets (Note 4)	5,093,771	3,006,880

Total Current Assets	56,011,587	43,989,892

PROPERTY AND EQUIPMENT, NET (Note 6)	7,407,903	5,258,980

OTHER ASSETS
Goodwill (Note 7)	4,077,700	—
Intangible assets, net (Note 7)	6,060,448	20,560
Long-term deferred income taxes (Note 15)	—	629,000
Long-term prepaid commissions, net of current portion (Note 2)	640,722	341,019
Long-term loans receivable, net of current portion (Note 8)	86,564	47,941
Restricted cash (Note 9)	350,000	—
Other (Note 2)	1,880,624	55,338

Total Other Assets	13,096,058	1,093,858

TOTAL ASSETS	$76,515,548	$50,342,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank (Note 10)	$21,235,168	$21,768,860
Line of credit — bank (Note 13)	—	5,200,000
Accounts payable — trade	4,059,972	2,541,396
Credit card cash advance fees payable	1,812,283	859,063
ATM commissions payable	1,946,749	1,184,498
Credit card chargebacks payable	102,403	226,184
Check cashing commissions payable	356,054	105,084
Other accrued expenses (Note 11)	12,902,828	1,273,065

Total Current Liabilities	42,415,457	33,158,150

LONG-TERM LIABILITIES
Long-term debt, net (Note 17)	19,258,386	—
Derivative warrant instrument (Note 17)	777,011	—

Total Liabilities	62,450,854	33,158,150

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 17,991,413 and 16,879,738 shares issued, 17,923,913 and 16,879,738 shares outstanding (Note 14)	17,924	16,879
Additional paid-in capital (Note 14)	25,943,860	19,046,379
Accumulated deficit	(11,897,090)	(1,878,678)

Total Stockholders’ Equity	14,064,694	17,184,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,515,548	$50,342,730

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	Years Ended
	December 31,
	2006	2005	2004
	(As restated,
	see Note 2)
Commissions on credit card cash advances, ATMs and check cashing services	$96,038,632	$63,165,958	$48,411,008
Operating expenses
Commissions	53,212,678	31,520,324	23,227,573
Processing costs	18,108,006	14,292,699	8,536,613
Check cashing costs	4,679,523	4,913,081	2,843,857
Armored carrier services	795,034	536,121	458,554
Payroll, benefits and related taxes	11,180,077	8,751,192	5,103,017
Professional fees	2,105,741	2,430,129	732,893
Other general and administrative expenses	7,246,414	5,198,925	2,947,897
Depreciation and amortization	2,989,067	1,259,337	762,987

Total operating expenses	100,316,540	68,901,808	44,613,391

Income (Loss) from operations	(4,277,908)	(5,735,850)	3,797,617

Other income (expense)
Interest expense	(3,548,747)	(636,937)	(269,050)
Interest and other income	96,057	250,113	20,683

Total other income (expense)	(3,452,690)	(386,824)	(248,367)

Income (loss) before income taxes	(7,730,598)	(6,122,674)	3,549,250

Provision for (benefit from) income taxes	2,287,814	(2,357,200)	1,365,832

Net income (loss)	$(10,018,412)	$(3,765,474)	$2,183,418

Net income (loss) per common share:
Basic	$(0.57)	$(0.23)	$0.14

Diluted	$(0.57)	$(0.23)	$0.14

Weighted average common shares outstanding:
Basic	17,577,650	16,606,335	15,072,768

Diluted	17,577,650	16,606,335	16,131,136
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Retained
			Additional		Earnings
			Paid-in	Deferred	(Accumulated
	Common Stock		Capital	Consulting	Deficit)
	Shares	Amount	(As restated, see Note 2)	Services	(As restated, see Note 2)	Total
Balance — December 31, 2003	12,892,735	$12,893	$3,213,804	$(207,359)	$(296,622)	$2,722,716

Cashless exercise of stock warrants	51,460	51	(51)			—

Exercise of stock warrants for cash	144,750	145	222,105			222,250
Exercise of stock options for cash	584,500	584	1,386,616			1,387,200
Issuance of common stock for cash, net of cash expenses of $1,270,634	2,500,000	2,500	11,225,864			11,228,364
Deferred consulting services related to options issued to non-employee				91,377		91,377
Elimination of deferred consulting services relating to unvested non-employee options upon cancellation of related contract			(115,982)	115,982		—
Tax benefit associated with employee stock option exercises			906,000			906,000
Net Income					2,183,418	2,183,418

Balance — December 31, 2004	16,173,445	$16,173	$16,838,356	$—	$1,886,796	$18,741,325

Cashless exercise of stock warrants	93,593	94	(94)			—
Exercise of stock warrants for cash	90,450	90	190,810			190,900
Exercise of stock options for cash	522,250	522	1,363,007			1,363,529
Compensation expense associated with accelerated vesting of stock options			260,350			260,350
Tax benefit associated with employee stock option exercises			393,950			393,950

Net loss					(3,765,474)	(3,765,474)

Balance — December 31, 2005	16,879,738	$16,879	$19,046,379	$—	$(1,878,678)	$17,184,580

Issuance of common stock associated with private placement	710,000	710	4,469,450			4,470,160
Compensation expense associated with modification of stock options			124,000			124,000
Compensation expense of restricted stock awards			106,728			106,728

Cashless exercise of stock warrants	24,050	24	(24)			—
Exercise of stock warrants for cash	15,625	16	23,422			23,438
Exercise of stock options for cash	294,500	295	1,700,955			1,701,250
Compensation expense associated with option grants			472,950			472,950

Net loss					(10,018,412)	(10,018,412)

Balance — December 31, 2006 — Restated	17,923,913	$17,924	$25,943,860	—	$(11,897,090)	$14,064,694

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

	(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	(10,018,412)	(3,765,474)	2,183,418
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	2,989,067	1,259,337	762,987
Share-based compensation expense	703,678	260,350	91,377
Tax benefit associated with employee stock option exercises	—	393,950	906,000
Amortization of debt issuance costs and original issue discount	171,264	5,031	—
Deferred income taxes	2,306,000	(2,767,000)	406,000
Interest receivable on loans receivable	25,281	(18,137)	(16,294)
Changes in operating assets and liabilities:
Related parties receivable	—	183,560	(158,560)
Prepaid commissions	216,324	(152,742)	13,399
Other receivables	—	645,006	—
Settlements due from credit card processors	(5,529,490)	638,396	(8,321,813)
Settlements due from ATM processors	(7,651,760)	(4,492,620)	—
Other current assets	(2,086,891)	(368,121)	(1,596,586)
Long-term prepaid commission	(299,703)	182,808	(523,827)
Long-term receivable	—	—	453,295
Restricted cash	(350,000)	—	—
Other assets	(171,618)	—	(27,267)
Accounts payable — trade	1,518,576	2,105,074	(1,298,331)
Credit card cash advance fees payable	953,220	204,027	(88,387)
ATM commissions payable	762,251	555,170	297,384
Check cashing commissions payable	250,970	2,283	11,655
Credit card chargebacks payable	(123,781)	146,184	(23,957)
Due to related party	—	(211,846)	211,846
Other accrued expenses	11,481,265	1,075,196	(23,488)

Cash flows provided from (used in) operating activities	(4,853,759)	(4,119,568)	(6,741,149)

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	(12,369,202)	—	—
Purchases of property and equipment	(2,737,878)	(3,145,147)	(2,280,366)
Loans receivable, net	414,952	1,296,318	(2,183,961)
Patent acquisition costs	—	(20,560)	—

Cash flows used in investing activities	(14,692,128)	(1,869,389)	(4,464,327)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(533,692)	12,005,522	9,077,220
Line of credit — bank, net	(5,200,000)	5,139,631	—
Proceeds from long-term debt, net of debt issuance costs	18,210,465	—	—
	—	—	(713,035)
Issuance of common stock, net of expenses	4,470,160	—	11,239,968
Exercise of stock options	1,701,250	1,363,529	1,387,200
Exercise of warrants	23,438	190,900	222,250

Cash flows provided from financing activities	18,671,621	18,699,582	21,213,603

Increase/(Decrease) in cash	(874,266)	12,710,625	10,008,127

Cash, beginning of year	25,754,499	13,043,874	3,035,747

Cash, end of year	$24,880,233	$25,754,499	$13,043,874

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$2,985,128	$518,920	$263,071
Cash received from income taxes	287,452	$609,322	$1,003,769
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of other current assets to proceeds from issuance of common stock	—	—	11,604
Note receivable issued in connection with sale of ATMs	—	—	242,000
Derivative warrant instrument	777,011	—	—
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
2. Summary of Significant Accounting Policies
Restatement of Consolidated Financial Statements
     In conjunction with the preparation of the Company’s quarterly financial statements for the three months ended March 31, 2007, the Company discovered that an error existed in our previously issued consolidated financial statements for the year ended December 31, 2006. The misstatement was a result of an incorrect cut-off of the amount due from processors. In the past, the processors payments were received through the Company’s bank account on the same day the processor settled the transaction. During 2006, the Company switched processors which also changed the timing of receiving the cash. The new processors settle the transactions a day before payment is received by the Company’s bank account. The Company’s systems and internal control process related to the reconciliation of the amounts noted by the processor as settled and the actual amount received by the Company was not correct. The error was material for the three months ended December 31, 2006. The Company recorded a reserve related to receivables from processors at December 31, 2006 which was based on inaccurate assumptions and information. The correction of this error resulted in approximately $1.785M of an understatement of the Company’s net income (loss) from continuing operations for the three and twelve months ended December 31, 2006.
     In conjunction with the preparation of the Company’s quarterly financial statements for the three months ended March 31, 2007 and restating the year ended December 31, 2006 (and the unaudited selected quarterly financial information for the three months ended December 31, 2006), we recorded an adjustment to eliminate $4.5 million in receivables “Due from ATM processor” and in payables “Due for ATM processing” in connection with settlement funds transmitted by our ATM processor. Previously, we recorded a receivable from our ATM processor for the gross amount of transactions processed as settlement funds were believed to settle into a bank account controlled by the Company. Similarly, we recorded a payable for ATM processing for amounts received. In December 2006, the Company negotiated a new contract with the bank. The terms and process related to the new agreement was not properly incorporated into the Company’s internal controls. Subsequently, the Company noted funds from our ATM processor for settlement of processed transactions were sent to an account held by the bank of which the Company has no control. As a result, we made an adjustment to eliminate this receivable and payable from our consolidated balance sheet for the year ended December 31, 2006.
     As part of restating the year ended December 31, 2006 (and the unaudited selected quarterly financial information for the three months ended December 31, 2006), we also reversed an entry in which the Company incorrectly recorded a tax benefit for stock option exercises in the amount of $85,259 during the year ended December 31, 2006. The tax benefit was reversed as we had a net operating loss and made a full valuation allowance for the deferred tax assets on our consolidated balance sheet as of December 31, 2006.
     The following is a summary of the effects of the restatements and adjustments on the accompanying consolidated financial statements.

	As of December 31, 2006
	As Reported	Adjustment	As restated
Total Current Assets	58,718,650	(2,707,063)	56,011,587
Property and Equipment, net	7,407,903	—	7,407,903
Total Other Assets	13,096,058	—	13,096,058

Total Assets	79,222,611	(2,707,063)	76,515,548

Total Current Liabilities	46,907,077	(4,491,620)	42,415,457
Long-term debt, net	19,258,386	—	19,258,386
Derivative warrant instrument	777,011	—	777,011

Total Liabilities	66,942,474	(4,491,620)	62,450,854

Common stock	17,924	—	17,924
Additional paid-in capital	26,029,119	(85,259)	25,943,860
Accumulated deficit	(13,766,906)	1,869,816	(11,897,090)

Total Stockholders’ Equity	12,280,137	1,784,557	14,064,694

Total Liabilities and Stockholders’ Equity	79,222,611	(2,707,063)	76,515,548

	For the year ended December 31, 2006
	As Reported	Adjustment	As restated
Commissions on credit card cash advances, ATMs and check cashing services	96,038,632	—	96,038,632
Total operating expenses	102,101,097	(1,784,557)	100,316,540

Income (Loss) from operations	(6,062,465)	1,784,557	(4,277,908)
Total other income (expense)	(3,452,690)	—	(3,452,690)

Income (loss) before income taxes	(9,515,155)	1,784,557	(7,730,598)

Provision for (benefit from) income taxes	2,373,073	(85,259)	2,287,814

Net income (loss)	(11,888,228)	1,869,816	(10,018,412)

Net income (loss) per common share:

Basic	(0.68)	0.11	(0.57)

Diluted	(0.68)	0.11	(0.57)

Weighted average common shares outstanding:
Basic	17,577,650		17,577,650

Diluted	17,577,650		17,577,650

	For the year ended December 31, 2006
	As Reported	Adjustment	As restated
Cash flows provided from (used in) operating activities	(4,853,759)	—	(4,853,759)

Cash flows used in investing activities	(14,692,128)	—	(14,692,128)

Cash flows provided from financing activities	18,671,621	—	18,671,621

Increase/(Decrease) in cash	(874,266)	—	(874,266)

Cash, beginning of year	25,754,499	—	25,754,499

Cash, end of year	24,880,233	—	24,880,233

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
     The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share – basic, and net loss per common share — diluted, for the years ended December 31, 2006, 2005, and 2004, respectively:

	Years Ended December 31,
	2006	2005	2004
	(Restated)
	(In 000s except per share amounts)
Net Income (Loss)	$(10,018)	$(3,765)	$2,183
Weighted average common shares outstanding	17,578	16,606	15,073
Effect of dilutive securities	—	—	1,058
Weighted average common and dilutive shares outstanding	17,578	16,606	16,131
Net income (loss) per basic share	$(0.57)	$(0.23)	$0.14
Net income (loss) per diluted share	$(0.57)	$(0.23)	$0.14
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

     For stock options granted during the year ended December 31, 2006, the Company determined compensation expense under the provisions of SFAS No. 123(R) using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility ranging from 55.3% — 56.5%, 3) a risk-free interest rate ranging from 4.88% - 5.12% and 4) an expected life of 6.5 years.
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
     The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, Fidelity Bank receives settled funds for ATM transactions related to Fidelity funded ATMs as well as certain casino funded ATMs from the network processor. Fidelity Bank then transfers the Company’s and the customers’ portion of funds, to a Company bank account. The Company then distributes the funds to various casino customer accounts the same or next day. In 2005, all cash provided by Fidelity Bank remained the sole property of Fidelity Bank at all times until dispensed. Because it was never an asset of the Company, supplied cash was not reflected on the Company’s balance sheet. Because Fidelity Bank’s portion of the settlement funds was never held by the Company, there was no liability corresponding to the supplied cash reflected on the Company’s balance sheet.
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
4. Other Current Assets
     Other current assets consisted of the following at December 31:

	2006	2005
	(Restated)
Receivable from casinos	$515,060	$819,593
Receivable from bank	2,357,363	—
Income taxes receivable	65,497	260,714
Prepaid expenses	464,194	224,801
Receivable for check guarantees, net of reserve of $820,212 and $0, respectively	1,396,831	301,535
Holdback reserve from credit card processor, net of reserve of $780,825 and $195,000, respectively	—	585,825
Other receivables, net of reserve of $1,719,799 and $49,000, respectively	294,826	814,412

Total other current assets	$5,093,771	$3,006,880

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
5. Settlements due from processors
Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of December 31, 2006 and December 31, 2005, the balance of settlements due from credit card processors was $13,212,907 and $7,683,417, respectively.
Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 11. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of December 31, 2006 and 2005, the balance of settlements due from ATM processors was $12,144,380 and $4,492,620, respectively.
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
11. Other Accrued Expenses
     Other accrued expenses consisted of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
	(Restated)
Accrued payroll and related items	$611,688	$658,591
Accrued interest	544,041	212,874
Amounts due casinos	3,251,046	380,000
Amounts due for ATM processing	8,409,320	—
Other	86,733	21,600

Total other accrued expenses	$12,902,828	$1,273,065

     Amounts due casinos represent funds owed to various casinos for reimbursement on credit card cash advance and ATM transactions once the Company receives settlement funds.
     Due to a transition to internal processing, the Company now receives settled funds for ATM transactions from the network processor for ATM transactions processed by the Company for Company funded ATMs and certain casino funded ATMs. The Company distributes the funds to various casino accounts the same or next day. The Company records a payable during the period the funds are held (Amounts due for ATM processing) and a receivable from the ATM processor as more fully described in Note 5.
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
     Information regarding the Company’s stock options is summarized below:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance at December 31, 2003	1,498,500	$2.56
Granted	955,000	$6.45
Options exercised	(584,500)	$2.34
Expirations and cancellations	(111,250)	$5.42

Balance at December 31, 2004	1,757,750	$4.55
Granted	870,000	$6.94
Options exercised	(522,250)	$2.61
Expirations and cancellations	—	—

Balance at December 31, 2005	2,105,500	$6.02
Granted	120,000	$6.60
Options exercised	(294,500)	$5.78
Expirations and cancellations	(50,000)	6.82

Balance at December 31, 2006	1,881,000	$6.07	$2,523,060

Weighted average fair value of options granted during fiscal year 2006	$3.94
Weighted average fair value of options granted during fiscal year 2005	$4.25
Weighted average fair value of options granted during fiscal year 2004	$5.20

At December 31, 2006:
Options vested and exercisable	1,881,000	$6.07
Shares available under the 2005 Plan	342,500
At December 31, 2005:
Options vested and exercisable	2,105,500	$6.02
Shares available for options	394,500
At December 31, 2004:
Options vested and exercisable	897,750	$3.60
Shares available for options	742,250
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

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables summarize information about stock options outstanding as of December 31, 2006:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$1.25 to $1.83	156,000	4.77	$1.68	156,000	$1.68
$2.50 to $2.60	30,000	6.33	$2.58	30,000	$2.58
$4.00 to $6.00	435,000	7.04	$4.84	435,000	$4.84
$6.18 to $8.05	1,260,000	7.25	$7.12	1,260,000	$7.12

$1.25 to $8.05	1,881,000	6.98	$6.07	1,881,000	$6.07

Stock Warrants
     Information regarding the Company’s stock warrants is summarized below:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2003	497,620	$1.62
Granted	—	—
Converted to stock under cashless transaction	(66,920)	$1.52
Warrants exercised	(144,750)	$1.54

Balance at December 31, 2004	285,950	$1.69
Granted	—	—
Converted to stock under cashless transaction	(113,000)	$1.50
Warrants exercised	(90,450)	$2.11

Balance at December 31, 2005	82,500	$1.50
Granted	312,500	$8.00
Converted to stock under cashless transaction	(30,000)	$1.50
Warrants exercised	(15,625)	$1.50
Warrants expired	(11,250)	$1.50

Balance at December 31, 2006	338,125	$7.51

Weighted average fair value of warrants granted during fiscal year 2006	$2.9841
Weighted average fair value of warrants granted during fiscal year 2005 and 2004	$—
     Warrants outstanding at December 31, 2006 are as follows:

	Number	Remaining Contractual Life
Exercise Price	Outstanding	Years
$1.50	25,625	0.55
$8.00	312,500	4.78
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
15. Income Taxes
     At December 31, 2006, 2005 and 2004, the Company had a federal operating loss carryforward of $13,271,000 (Restated), $8,102,000 and $318,000, respectively, and multiple state net operating loss carryforwards of $8,780,000 (Restated), $5,491,000 and $50,000, respectively, which begin to expire in 2025. The provision for (benefit from) income taxes consisted of the following components for the years ended December 31:

	2006	2005	2004
	(Restated)
Current:
Federal	$—	$—	$33,832
State	(18,186)	15,800	20,000
Deferred	2,306,000	(2,767,000)	406,000
Tax benefit of stock option exercises, credited to additional paid-in capital	—	394,000	906,000

	$2,287,814	$(2,357,200)	$1,365,832

     The tax benefit for 2006, 2005, and 2004 of $0, $394,000 and $906,000, respectively, noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.
     Components of net deferred income taxes, including a valuation allowance, are as follows at December 31:

	2006	2005	2004
	(Restated)
Deferred income tax assets:
Net operating loss and credit carryforwards	$5,215,000	$3,144,000	$131,000
Stock-based compensation	271,000	—	122,000
Stock option acceleration	68,000	100,000	—
Other	1,036,000	154,000	83,000

	6,590,000	3,398,000	336,000
Deferred income tax liabilities:
Depreciation and amortization	(1,152,000)	(1,067,000)	(797,000)
Other	—	(25,000)	—

	5,438,000	2,306,000	(461,000)
Less: Valuation allowance	(5,438,000)	—	—

Net deferred income tax assets	$—	$2,306,000	$(461,000)

     The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $5,438,000 (Restated) and $0, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2006 and recorded a full valuation allowance.
     Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	2006	2005	2004
	(Restated)
Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.5)%	(4.5)%	4.5%
Permanent differences and other	(2.2)%	—	—
Change in valuation allowance	70.3%	—	—

Effective tax rate	29.6%	(38.5)%	38.5%

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

	Years Ended
	December 31,
	2006	2005	2004
	(Restated)
Commissions on credit card cash advances, ATMs and check cashing services	$99,126,859	$80,103,077	$61,613,669

Net loss	$(10,062,397)	$(4,978,678)	$1,452,367
Net loss per common share:
Basic	$(0.57)	$(0.30)	$0.10

Diluted	$(0.57)	$(0.30)	$0.09
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
     Prior to the restatement, as more fully described in Note 2 to the consolidated financial statements, the Company concluded that an interest rate failure occurred as of December 31, 2006 and therefore, the Notes would have an interest rate of 7.50% during 2007 as defined in the Notes agreements. As a result of the restatement, the Company no longer has an interest rate failure as defined in the Notes and plans to hold discussions with the note holders to determine a course of action regarding debt compliance.
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
19. Selected Quarterly Data (unaudited)

	Quarters during the Year Ended December 31, 2006
	March 31	June 30	September 30	December 31
				(Restated)
Commission on cash advance and automated teller machines	$20,479,125	$24,146,610	$25,966,850	$25,446,047
Income (loss) from operations	$(1,455,912)	$(438,118)	$(3,624,728)	$1,240,850
Net loss	$(1,219,515)	$(804,142)	$(2,786,847)	$(5,207,908)
Net loss per common share — Basic	$(0.07)	$(0.05)	$(0.16)	$(0.29)
Net loss per common share — Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.29)

	Quarters during the Year Ended December 31, 2005
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$13,650,313	$16,036,555	$17,050,788	$16,428,302
Income (loss) from operations	$455,633	$(2,686,507)	$(96,082)	$(3,408,894)
Net income (loss)	$237,601	$(1,668,385)	$(71,108)	$(2,263,582)

Net income (loss) per common share — Basic	$0.01	$(0.10)	$(0.00)	$(0.14)
Net income (loss) per common share — Diluted	$0.01	$(0.10)	$(0.00)	$(0.14)

	Quarters during the Year Ended December 31, 2004
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$11,006,634	$11,840,293	$12,773,387	$12,790,694
Income from operations	$639,854	$1,032,536	$978,947	$1,146,280
Net income	$304,143	$591,844	$582,744	$704,687
Net income per common share — Basic	$0.02	$0.04	$0.04	$0.04
Net income per common share — Diluted	$0.02	$0.04	$0.04	$0.04