Form 10-Q
period 2007-03-31
CASH SYSTEMS INC
filed 2007-05-15
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-31955
CASH SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0398535
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, there were 18,436,579 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2007

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash (Note 3)	$17,774,702	$24,880,233
Current portion of prepaid commissions (Note 2)	286,727	285,019
Current portion of loans receivable (Note 2)	399,247	395,277
Settlements due from credit card processors (Note 5)	10,261,597	13,212,907
Settlements due from ATM processors (Note 5)	5,999,470	12,144,380
Other current assets (Note 4)	7,191,673	5,093,771

Total Current Assets	41,913,416	56,011,587

PROPERTY AND EQUIPMENT, NET (Note 2)	7,570,214	7,407,903

OTHER ASSETS
Goodwill (Note 6)	4,077,700	4,077,700
Intangible assets, net (Note 6)	5,722,648	6,060,448
Long-term prepaid commissions, net of current portion (Note 2)	562,506	640,722
Long-term loans receivable, net of current portion (Note 2)	53,573	86,564
Restricted cash (Note 7)	357,222	350,000
Other	1,898,671	1,880,624

Total Other Assets	12,672,320	13,096,058

TOTAL ASSETS	$62,155,950	$76,515,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$12,571,880	$21,235,168
Accounts payable — trade	1,349,328	4,059,972
Credit card cash advance fees payable	1,804,152	1,812,283
ATM commissions payable	2,259,662	1,946,749
Credit card chargebacks payable	396,328	102,403
Check cashing commissions payable	225,390	356,054
Other accrued expenses (Note 8)	9,036,032	12,902,828

Total Current Liabilities	27,642,772	42,415,457

LONG-TERM LIABILITIES
Long-term debt, net (Note 12)	19,405,889	19,258,386
Derivative warrant instrument (Note 12)	—	777,011

Total Liabilities	47,048,661	62,450,854

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 18,567,413 and 17,991,413 shares issued, 18,436,579 and 17,923,913 shares outstanding (Note 10)	18,437	17,924
Additional paid-in capital (Note 10)	28,411,897	25,943,860
Accumulated deficit	(13,323,045)	(11,897,090)

Total Stockholders’ Equity	15,107,289	14,064,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,155,950	$76,515,548

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Commissions on credit card cash advances, ATMs and check cashing services	$25,524,767	20,479,125
Operating expenses
Commissions	14,564,946	10,844,853
Processing costs	4,305,903	3,908,520
Check cashing costs	1,017,972	1,228,775
Armored carrier services	277,360	186,863
Payroll, benefits and related taxes	2,822,429	2,626,891
Professional fees	398,885	984,521
Other general and administrative expenses	1,560,139	1,635,372
Depreciation and amortization	845,154	519,242

Total operating expenses	25,792,788	21,935,037

Loss from operations	(268,021)	(1,455,912)

Other income (expense)
Interest expense	(1,169,180)	(528,711)
Interest and other income	11,246	1,708

Total other income (expense)	(1,157,934)	(527,003)

Loss before income taxes	(1,425,955)	(1,982,915)

Benefit from income taxes	—	(763,400)

Net loss	$(1,425,955)	$(1,219,515)

Net loss per common share:
Basic	$(0.08)	$(0.07)

Diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding:
Basic	18,055,350	17,124,294

Diluted	18,055,350	17,124,294
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	(1,425,955)	(1,219,515)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	845,154	519,242
Share-based compensation expense	45,691	126,437
Amortization of debt issuance costs and original issue discount	116,848	7,546
Deferred income taxes	—	(720,000)
Change in interest receivable on loans receivable	(3,970)	1,614
Changes in operating assets and liabilities:
Prepaid commissions	(1,708)	47,952
Settlements due from credit card processors	2,951,310	2,920,536
Settlements due from ATM processors	6,144,910	—
Other current assets	(2,097,902)	(1,727,549)
Long-term prepaid commission	78,216	26,508
Restricted cash	(7,222)	—
Other assets	(107,524)	—
Accounts payable — trade	(2,710,644)	438,254
Credit card cash advance fees payable	(8,131)	546,994
ATM commissions payable	312,913	570,127
Credit card chargebacks payable	293,925	20,074
Check cashing commissions payable	(130,664)	106,533
Other accrued expenses	(3,866,796)	1,275,512

Cash flows provided from operating activities	428,451	2,940,265

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	—	(12,206,042)
Purchases of property and equipment	(669,665)	(285,330)
Loans receivable, net	32,991	82,433

Cash flows used in investing activities	(636,674)	(12,408,939)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(8,663,288)	(8,517,895)
Line of credit — bank, net	—	7,586,404
Issuance of common stock	—	4,470,160
Exercise of stock options	1,765,980	—

Cash flows provided from (used in) financing activities	(6,897,308)	3,538,669

Decrease in cash	(7,105,531)	(5,930,005)

Cash, beginning of period	24,880,233	30,247,119

Cash, end of period	$17,774,702	$24,317,114

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$996,309	$418,035

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant derivative liability to additional paid in capital (see Note 15)	777,011	—
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007
1. Nature of Business
     Cash Systems, Inc. and subsidiaries (the “Company”) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product and ATMs have been installed in casinos and other businesses throughout the United States and Caribbean countries.
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated unaudited and audited balance sheet as of March 31, 2007 and December 31, 2006, respectively, the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by the Company. All significant intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.
     These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
     Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2007 and 2006, the Company capitalized $330,836 and $37,228 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $116,774 and $63,386 for the three months ended March 31, 2007 and 2006, respectively.
     Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.
     Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” as of February 28, 2006 in conjunction with the purchase of Indian Gaming Services (IGS). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company completes its annual impairment test during fiscal year end. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 1/2 to 7 1/2 years. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.
  Cash Concentrations
     Bank balances exceeded federally insured levels during the three months ended March 31, 2007 and 2006 and exceeded federally insured levels at March 31, 2007 and December 31, 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of March 31, 2007 and December 31, 2006.
  Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related loan of two to five years using the straight-line method, which approximates the interest method. Debt issuance costs were $1,619,529 and $47,792 as of March 31, 2007 and 2006, respectively, and are included in other assets on the consolidated balance sheets. Estimated future amortization for the remainder of fiscal year 2007 is $268,430, $357,907 for each of the years ending December 31, 2008 through 2010, and $277,378 for the year ending December 31, 2011. Amortization expense for the three months ended March 31, 2007 and 2006 was $89,477 and $7,546, respectively.
     Loans Receivable
     The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the advances were reviewed with and approved by the Company’s board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, is recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated. Total outstanding loans receivable at March 31, 2007 and December 31, 2006 was $452,820 and $481,841, respectively, which includes interest receivable of $13,955 and $9,986, respectively.
     Prepaid Commissions
     The Company has advanced commissions relating to service contracts. The advances are initiated and authorized by management. The prepaid commissions are tied to the service contracts and are amortized or deducted against commissions earned by those contracts over the term of the contracts. In the event that the contracts are terminated early, which is not anticipated, the prepaid commission would be returned to the Company. The collectibility of individual prepaid commissions is reviewed throughout the life of the contract and a reserve, if required, would be recorded for the commission. Management believes that the prepaid commissions recorded on the consolidated financial statements as presented are properly stated.
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
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at March 31, 2007 and December 31, 2006 was $396,328 and $102,403, respectively.
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
  Research and Development
     The Company expenses research and development as costs are incurred. For the three months ended March 31, 2007 and 2006, the Company expensed $179,107 and $0, which is included in other general and administrative expenses on the consolidated statements of operations.
  Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three months ended March 31, 2007. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ equity for the quarter ended March 31, 2007.

  Recently Issued Accounting Pronouncements
SFAS No. 159
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.
     Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Due to the net loss, options and warrants for March 31, 2007 and 2006 were not dilutive.
     The following table presents a reconciliation of the denominators used in the computation of net loss per common share — basic, and net loss per common share — diluted, for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
	2007	2006
Weighted shares of common stock outstanding — basic	18,055,350	17,124,294
Weighted shares of common stock assumed upon exercise of stock options, restricted stock awards and warrants	—	—

Weighted shares of common stock outstanding — diluted	18,055,350	17,124,294
     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).
     Stock-Based Compensation
     Share-based compensation expense recorded under SFAS 123(R) “Share-Based Payment” for the three months ended March 31, 2007 and 2006 was $45,691 and $126,437, respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested therefore, no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 related to awards granted prior to January 1, 2006. The Company did not grant any options during the three months ended March 31, 2007.
     During the three months ended March 31, 2007, three restricted stock awards were granted totaling 80,000 shares of common stock at a fair value on the date of grant with vesting terms of two, three, and four years. The effect of this action was an additional non-cash expense totaling $8,171 which was recorded during the quarter ended March 31, 2007.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s stock based compensation expense recognized under SFAS 123(R). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the awards, and actual and projected employee stock option exercise behaviors and forfeitures.

3. Funding Arrangement
   Vault Cash Agreements
     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement required the Company to pay fees, on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2% or 10%, whichever is greater.
     Effective December 1, 2006, the Company entered into a new vault cash agreement with Fidelity Bank. The new vault cash arrangement with Fidelity Bank requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance of total cash utilized under the agreement. The interest rate can be no less than 6.0% under any tier. At March 31, 2007, the prime rate was 8.25% and the effective rate under the agreement was 6.75%.
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
     We have an additional vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The interest rate can be no less than 7.0%. The interest rate was prime plus 1.0% (or 9.25% and 8.5%) for the three months ended March 31, 2007 and 2006, respectively.
   Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of March 31, 2007 and December 31, 2006, the Company operated 31 and 59 ATMs, respectively, that were site funded.

4. Other Current Assets
     Other current assets consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Receivable from casinos	$1,127,272	$515,060
Receivable from bank	1,681,388	2,357,363
Income taxes receivable	65,497	65,497
Prepaid expenses	458,612	464,194
Receivable for check guarantees, net of reserve of $1,554,448 and $820,212, respectively	2,379,752	1,396,831
Holdback reserve from credit card processor, net of reserve of $780,825	—	—
Other receivables, net of reserve of $1,545,979 and $1,719,799, respectively	1,479,152	294,826

Total other current assets	$7,191,673	$5,093,771

     Receivable from casinos
     The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company and related to check cashing fees. We also have receivables from certain casinos for which we fund ATMs. There were approximately $0.7 million in receivables at March 31, 2007 which did not exist as of December 31, 2006 relating to two of our Oklahoma based casinos. The Company has not recorded an allowance related to these receivables since the Company considers the balances 100% collectible.
  Receivable from bank
     The Company recorded a receivable of $1,489,663 and $2,172,952 from its vault cash provider for standard ATM settlements and related surcharges owed at March 31, 2007 and December 31, 2006, respectively. In addition, the Company recorded a receivable for Debit POS fees that are owed by the vault cash provider relating to the newly acquired Indian Gaming Service locations amounting to $191,725 and $184,411 at March 31, 2007 and December 31, 2006, respectively. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.
     Receivable for check guarantees
     The Company has an agreement with a vendor for the guarantee of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining funds paid on personal checks cashed at various casino locations. The Company has an agreement with a third party agency for collections on self-guaranteed checks. The Company has reserved for amounts that are not collectible.
     Holdback reserve from credit card processor
     During 2005, the Company’s current credit card processor improperly withheld transaction fees of $780,825. The Company believes the processor had no basis for assessing these fees. A demand was made of the processor’s new parent company for repayment of the withheld fees on November 14, 2006. A response was received as of December 8, 2006, which stated the new owners were investigating the claim. There was no resolution of the matter as of March 31, 2007. Due to the legal status of this matter and the potential accounting treatment, the Company increased its reserve by $585,825 during 2006 to fully reserve for the entire balance of $780,825.
5. Settlements Due From Processors
  Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of March 31, 2007 and December 31, 2006, the balance of settlements due from credit card processors was $10,261,597 and $13,212,907, respectively.
  Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 8. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of March 31, 2007 and December 31, 2006, the balance of settlements due from ATM processors was $5,999,470 and $12,144,380, respectively.
6. Goodwill and Intangible Assets
As of March 31, 2007, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of March 31, 2007
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	$4,112	$16,448	5 years
Customer relationships (relates to IGS)	7,110,000	1,442,133	5,667,867	1 1/2 to 7 1/2 years

Employment and non-compete agreements (relates to IGS)	60,000	21,667	38,333	3 years

	$7,190,560	$1,467,912	$5,722,648

Total amortization expense for the three months ended March 31, 2007 and 2006 was $337,800 and $109,730, respectively. As of

March 31, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2007	984,191
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,707

Total expected amortization expense	$5,722,648
7. Restricted Cash
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
8. Other Accrued Expenses
     Other accrued expenses consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Accrued payroll and related items	$312,603	$611,688
Accrued interest	600,064	544,041
Amounts due casinos	2,433,835	3,251,046
Amounts due for ATM processing	5,630,880	8,409,320
Other	58,650	86,733

Total other accrued expenses	$9,036,032	$12,902,828

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

9. Commitments and Contingencies
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
  Major Customer
     During the three months ended March 31, 2007, two of our customers each accounted for more than 10% of our total revenues and together accounted for 36% of our total revenues. During the three months ended March 31, 2006, one customer accounted for more than 30% of our total revenues.
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
  Stock Repurchase Program
     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the three months ended March 31, 2007 and 2006, the Company did not repurchase any equity securities.
10. Equity Transactions
     During the three months ended March 31, 2007, 496,000 options were exercised for cash of $1,765,980 at a weighted average exercise price of $3.56 per share.
11. Income Taxes
     At March 31, 2007, the Company’s federal and state net operating loss carryforwards were approximately $14,874,000 and $9,859,000, respectively. The Company recorded a provision for (benefit from) income taxes of $0 and ($763,400) for the three months ended March 31, 2007 and 2006, respectively.
FIN No. 48
     The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the consolidated financial statements for the quarter ended March 31, 2007.
12. Senior Convertible Secured Notes
     On October 10, 2006, the Company has issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share. The notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. As of March 31, 2007, the Company was in compliance with its covenants under the Notes. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. The Company had an interest rate failure as of March 31, 2007 and therefore, the Notes have an interest rate of 7.50% beginning in the second quarter of 2007 until cured as defined in the Notes. The maturity date of the notes is October 10, 2011. The Company’s obligations under the Notes are collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A. At March 31, 2007 and December 31, 2006, the Company was in compliance with all financial covenants as defined in the agreements.
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
     With the registration statement requirement of the agreement, the Company evaluated the terms of the agreement in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” As a result, the Company recorded a derivative liability related to the warrants during 2006 as a payment penalty of 2% was required if the registration statement was ever deemed ineffective.
     In accordance with guidance from FASB Staff Position No. EITF 00-19-2 (FSP), the Company noted upon the adoption of this FSP, a payment under the registration agreement is not probable. If the registration agreement had not been part of the terms of the original agreement, the warrant would have been classified as an equity instrument under other applicable GAAP rules for all periods. The Company reclassified $656,879 to additional paid-in capital and $120,132 to the note discount at January 1, 2007. The Company determined that the income statement effect on 2006 was not material.

13. Acquisition
     Effective February 28, 2006, the Company acquired certain assets of Indian Gaming Services (IGS), a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The results of IGS have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three months ended March 31, 2007 and 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2005. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended March 31, 2006, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

Three Months Ended
March 31,
2006
Commissions on credit card cash advances, ATMs and check cashing services	$23,571,000
Net income (loss)	$(1,148,000)
Net income (loss) per common share:
Basic	$(0.07)
Diluted	$(0.07)

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
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 122 gaming and 21 retail locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At March 31, 2007, there were 21 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
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
     The Company incurred research and development costs relating to the development of its Joint Venture product. For the three months ended March 31, 2007 and 2006, the Company expensed $169,144, and $0, which is included in other general and administrative expenses on the consolidated statement of operations.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of March 31, 2007, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, approximately 89% of the Company’s ATM devices were operating on an internal Company-owned switch as of March 31, 2007. The new internal processing switch enables the Company to eliminate third party processing costs by settling transactions directly with its network payers.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to collectibility of loans receivable, the lives and continued usefulness of property, equipment, software, and intangibles, stock-based compensation and contingencies. Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
Results of Operations
     Three months ended March 31, 2007 compared to March 31, 2006
     Revenues for the quarter ended March 31, 2007 were $25.5 million compared to $20.5 million for the same period in 2006. The $5.0 million increase, which represents a 25% increase in 2007 revenues over 2006 revenues, is due to the continued expansion of products and services at existing locations and additional gaming operations as well as a full quarter of revenue from the acquisition of Indian Gaming Services compared to one month during the same prior year period. The volume of transactions processed through our Cash Access Services during the quarter ended March 31, 2007 was $849.6 million compared to $614.9 million during the same period in 2006. We expand and win business relationships based on the Company’s focus on technology and superior service and expect to be successful in our bids to win new contracts as well as expand offerings under existing contracts.
     Commissions increased by $3.7 million which was directly related to the Company’s revenue growth from the increased amount of transactions between the periods. Total processing and check cashing costs increased by $0.2 million compared to the same period last year. The slight increase in these costs relative to the 25% increase in revenues reflects the results of our efforts in transitioning to internal processing and greater utilization of our internal check cashing technologies at more properties which has resulted in lower costs associated with our third party check guarantor. Armored carrier services increased by $0.1 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties. Payroll and related costs increased by $0.2 million primarily due to the increase in the number of booth operations personnel as well as the addition of higher paid technical engineers required for our new product development. Other general and administrative expense decreased by $0.2 million primarily due to legal and business process consulting fees during the first quarter of last year. Depreciation and amortization increased by approximately $0.3 million primarily due to the acquired assets of IGS. Professional fees decreased by $0.6 million due to less reliance on outside professional services, including expenditures for SOX 404 compliance work compared to the same prior year period. Total operating expenses for the quarter ended March 31, 2007 were $25.8 million compared to $21.9 million for 2006 (or a $3.9 million increase representing an 18% increase in total operating expenses).
     Interest expense increased by approximately $0.6 million due to the increased amount of vault cash required to fund our ATMs, interest related to the Senior Secured Convertible Notes, and amortization of the original issuance discount in connection with the Senior Secured Convertible Notes. The Company expects to be able to better leverage its operating costs in the future through the expansion of product offerings and technology applications.
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
     Loss before taxes was ($1,425,955) for the quarter ended March 31, 2007 as compared to ($1,982,915) for the same prior year period. In prior year, the Company recorded a tax benefit of $763,400 for the first quarter of 2006. This was written off in the fourth quarter of 2006 when it was determined it was more likely than not the deferred tax assets would not be realized and therefore, a full valuation allowance was recorded.
     On a fully diluted basis, after-tax net loss of ($1,425,955) for the quarter ended March 31, 2007 was 6% of sales or ($0.08) per diluted common share, as compared to a net loss of ($1,219,515) which was 6.0% of sales or ($0.07) per diluted common share for the same prior year period.
Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $17.8 million compared to $24.9 million at December 31, 2006. As of March 31, 2007, the Company had cash net of “Checks issued in excess of cash in bank” of $5.2 million. Cash provided from operations totaled $0.4 million and $2.9 million during the quarter ended March 31, 2007 and 2006, respectively.
     On November 10, 2005, we obtained from Bank of America, N.A. a two-year line of credit of up to $13,000,000 secured by substantially all of our assets. The line of credit along with certain other liabilities were subsequently paid off on October 10, 2006, as the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of the Company’s Senior Secured Convertible Notes (the “Notes”) and warrants to purchase an aggregate of 312,500 shares of the Company’s common stock (the “Warrants”) in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. As of March 31, 2007, the Company was in compliance with its covenants under the Notes. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. The Company had an interest rate failure as of March 31, 2007 and therefore, the Notes have an interest rate of 7.50% beginning in the second quarter of 2007 until cured as defined in the Notes. The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets.
     We had working capital of approximately $14.3 million at March 31, 2007 compared to working capital of $13.6 million at December 31, 2006. We expect our operating working capital requirements to increase in fiscal 2007 as our sales and product development increase. We expect to fund any such increase primarily with cash flow from operations for at least the next 12 months. Settlements due from credit card processors were $10.3 million at March 31, 2007 compared to $13.2 million at December 31, 2006. As a result of transitioning to internal ATM transactions processing, the Company also receives settlement funds from its ATM processor. Settlements due from ATM processors were $6.0 million and $12.1 million as of March 31, 2007 and December 31, 2006, respectively.
     For 2007, we estimate capital expenditures of approximately $2.3 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. We expect to fund these capital expenditures primarily with cash flow from operations.
     We anticipate that we will continue to experience growth in our income and expenses for the foreseeable future and that our operating expenses will be a material use of cash resources. We believe that the existing sources of liquidity and the results of our operations will provide cash to fund operations for at least the next 12 months.
Off-Balance Sheet Arrangements
     The Company does not have any off balance sheet arrangements.

Recently Issued Accounting Pronouncements
SFAS No. 159
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.
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
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; failure to accurately estimate our future cash flows from operations, our inability to satisfy conditions to borrow additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of Part II of this Quarterly Report on Form 10-Q. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.
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

Interest Rate Risk
     We had approximately $20.0 million in borrowings outstanding under our Senior Secured Convertible Notes (the “Notes”) at March 31, 2007. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default or registration rights failures with the right to cure. Such interest rate adjustments are effective up through and including the date of cure of default or registration rights failure. In addition, the interest rate is subject to adjustment to 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio. An interest rate default occurred as of March 31, 2007 and therefore, the Notes have an interest rate of 7.50% beginning in the second quarter of 2007 until cured as defined in the Notes agreements. The Company’s obligations under the Notes are secured by a security interest in substantially all of the Company’s assets. If the interest rates were to increase by 100 to 550 basis points for the entire fiscal year, earnings would decrease by approximately $0.2 to $1.1 million on a pre-tax basis.
     In addition, our new vault cash arrangement with Fidelity Bank effective December 1, 2006 requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. The interest rate can be no less than 6.0% under any tier. At March 31, 2007, the effective interest rate was 6.75%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.2 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The interest rate can be no less than 7.0%. The interest rate was prime plus 1.0% (or 9.25% and 8.5%) for the three months ended March 31, 2007 and 2006, respectively. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     As of the quarter ended March 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
     Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting and revenue cycles as described in our Annual Report on Form 10-K/A for the year ended December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at March 31, 2007. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2007, we believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
     Changes in Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2006, our management concluded that we had material weaknesses in internal controls over financial reporting relating to controls for the financial close and reporting and revenue cycles. Accordingly, and as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, management intends to implement remediation measures during the course of 2007. We have made the following changes to strengthen our internal control over financial reporting during the three months ended March 31, 2007:
•	We implemented procedures to ensure that controls surrounding monthly review of the balance sheet and use of the monthly close checklist were adequate.

•	We implemented procedures to ensure that controls surrounding the review of spreadsheets used to record activity with our third party check guarantor and collections agency were sufficient.

•	We implemented procedures to ensure that controls surrounding the review and approval of journal entries was sufficient.

•	We altered our procedures to ensure cash received from our network processors are applied against the corresponding receivable on the date of actual receipt. In addition, we have enhanced transparency in the reconciliation of cash applications to accounts receivable by separating our reports by network processor which enables transactions to be properly matched.
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
ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 includes detailed disclosure about the risks faced by our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable
Issuer Repurchases of Equity Securities
     We did not repurchase any equity securities of Cash Systems, Inc. during the three months ended March 31, 2007. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Executive Employment Agreement dated March 6, 2007 between Cash Systems, Inc. and Michael D. Rumbolz (1)

10.2	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 7, 2007, and incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)

DATE: May 15, 2007

By:	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (principal financial officer)

DATE: May 15, 2007
EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit
Number	Description
10.1	Executive Employment Agreement dated March 6, 2007 between Cash Systems, Inc. and Michael D. Rumbolz (1)

10.2	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 29, 2006, and incorporated herein by this reference.