Form 10-Q
period 2007-06-30
CASH SYSTEMS INC
filed 2007-08-09
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2007, there were 18,442,413 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2007

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash (Note 3)	$17,907,899	$24,792,099
Current portion of prepaid commissions (Note 2)	392,700	285,019
Current portion of loans receivable (Note 2)	482,462	395,277
Settlements due from credit card processors (Note 5)	8,083,744	13,212,907
Settlements due from ATM processors (Note 5)	6,751,583	12,144,380
Other current assets (Note 4)	10,741,543	5,093,771

Total Current Assets	44,359,931	55,923,452

PROPERTY AND EQUIPMENT, NET (Note 2)	7,665,390	7,407,903

OTHER ASSETS
Goodwill (Note 6)	4,077,700	4,077,700
Intangible assets, net (Note 6)	5,382,792	6,060,448
Long-term prepaid commissions, net of current portion (Note 2)	484,289	640,722
Long-term loans receivable, net of current portion (Note 2)	259,702	86,564
Restricted cash (Note 7)	644,055	438,135
Other	127,584	1,880,624

Total Other Assets	10,976,122	13,184,193

TOTAL ASSETS	$63,001,443	$76,515,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank	$12,206,538	$21,235,168
Short term debt, net (Note 12)	19,438,733	—
Accounts payable — trade	990,943	4,059,972
Credit card cash advance fees payable	1,722,544	1,812,283
ATM commissions payable	2,189,820	1,946,749
Credit card chargebacks payable	197,159	102,403
Check cashing commissions payable	174,068	356,054
Other accrued expenses (Note 8)	12,801,114	12,902,828

Total Current Liabilities	49,720,919	42,415,457

LONG-TERM LIABILITIES
Long-term debt, net (Note 12)	—	19,258,386
Derivative warrant instrument (Note 12)	—	777,011

Total Liabilities	49,720,919	62,450,854

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 18,726,913 and 17,991,413 shares issued, 18,442,413 and 17,923,913 shares outstanding (Note 10)	18,443	17,924
Additional paid-in capital (Note 10 and 12)	28,505,570	25,943,860
Accumulated deficit	(15,243,489)	(11,897,090)

Total Stockholders’ Equity	13,280,524	14,064,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,001,443	$76,515,548

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Commissions on credit card cash advances, ATMs and check cashing services	$26,595,032	24,146,610	$52,119,799	44,625,735

Operating expenses
Commissions	15,508,846	12,964,402	30,073,792	23,809,255
Processing costs	4,623,015	4,552,645	8,928,918	8,461,165
Check cashing costs	763,154	957,612	1,686,656	2,234,805
Armored carrier services	275,378	192,878	552,738	379,741
Payroll, benefits and related taxes	2,949,438	3,013,018	5,771,867	5,639,909
Professional fees	334,971	384,769	733,856	1,369,290
Other general and administrative expenses	1,841,543	1,800,462	3,496,152	3,387,416
Depreciation and amortization	896,576	718,942	1,741,730	1,238,184

Total operating expenses	27,192,921	24,584,728	52,985,709	46,519,765

Loss from operations	(597,889)	(438,118)	(865,910)	(1,894,030)

Other income (expense)
Interest expense	(1,342,367)	(879,522)	(2,511,547)	(1,408,233)
Interest and other income	19,812	10,098	31,058	11,806

Total other income (expense)	(1,322,555)	(869,424)	(2,480,489)	(1,396,427)

Loss before income taxes	(1,920,444)	(1,307,542)	(3,346,399)	(3,290,457)

Benefit from income taxes	—	(503,400)	—	(1,266,800)

Net loss	$(1,920,444)	$(804,142)	$(3,346,399)	$(2,023,657)

Net loss per common share:
Basic	$(0.10)	$(0.05)	$(0.18)	$(0.12)

Diluted	$(0.10)	$(0.05)	$(0.18)	$(0.12)

Weighted average common shares outstanding:
Basic	18,437,162	17,610,795	18,249,104	17,382,017

Diluted	18,437,162	17,610,795	18,249,104	17,382,017
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,346,399)	$(2,023,657)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,741,730	1,238,184
Share-based compensation expense	139,370	494,988
Tax benefit associated with employee stock option exercises	—	7,895
Amortization of debt issuance costs and original issue discount	239,168	15,092
Deferred income taxes	—	(1,248,000)
Change in interest receivable on loans receivable	—	2,505
Changes in operating assets and liabilities:
Prepaid commissions	(107,681)	107,422
Settlements due from credit card processors	5,129,163	5,144,954
Settlements due from ATM processors	5,392,797	—
Other current assets	(4,117,720)	(1,368,714)
Long-term prepaid commission	156,433	(287,387)
Restricted cash	(205,920)	—
Other assets	44,035	(137,267)
Accounts payable — trade	(3,069,029)	321,928
Credit card cash advance fees payable	(89,739)	593,770
ATM commissions payable	243,071	537,202
Credit card chargebacks payable	94,756	(88,000)
Check cashing commissions payable	(181,986)	79,749
Other accrued expenses	(101,714)	384,585

Cash flows provided from operating activities	1,960,335	3,775,249

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	—	(12,304,558)
Purchases of property and equipment	(1,321,561)	(1,319,134)
Proceeds (advances) from loans receivable, net	(260,323)	133,908

Cash flows used in investing activities	(1,581,884)	(13,489,784)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(9,028,630)	(8,973,910)
Line of credit — bank, net	—	4,586,404
Issuance of common stock	—	4,470,160
Exercise of stock options	1,765,980	28,000
Exercise of stock warrants	—	12,186

Cash flows provided from (used in) financing activities	(7,262,650)	122,840

Decrease in cash	(6,884,199)	(9,591,695)

Cash, beginning of period	24,792,098	30,247,119

Cash, end of period	$17,907,899	$20,655,424

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$2,213,157	$1,164,414

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant derivative liability to additional paid in capital (Note 12)	$777,011	$—
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
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
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated unaudited and audited balance sheet as of June 30, 2007 and December 31, 2006, respectively, the unaudited consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by the Company. All significant intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.
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
     Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. The Company capitalized $364,212 and $320,690 of costs related to the implementation of SOP 98-1 during the three months ended June 30, 2007 and 2006, respectively, while $695,048 and $357,918 were capitalized during the six months ended June 30, 2007 and 2006, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $165,752 and $71,530 for the three months ended June 30, 2007 and 2006, respectively, and $282,526 and $134,916 for the six months ended June 30, 2007 and 2006, respectively.
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
Cash Concentrations
     Bank balances exceeded federally insured levels during the three and six months ended June 30, 2007 and 2006 and exceeded federally insured levels at June 30, 2007 and December 31, 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of June 30, 2007 and December 31, 2006.
Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related loan of two to five years using the straight-line method, which approximates the interest method. Debt issuance costs were $1,530,052 and $40,246 as of June 30, 2007 and 2006, respectively, and are included in current assets on the consolidated balance sheet at June 30, 2007 as more fully described in Note 12. Estimated future amortization for the remainder of fiscal year 2007 is $178,953, $357,907 for each of the years ending December 31, 2008 through 2010, and $277,378 for the year ending December 31, 2011. Amortization expense for the three and six months ended June 30, 2007 was $89,476 and $178,953, and $7,546 and $15,092 for the same periods ended June 30, 2006, respectively.
     Loans Receivable
     The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the advances were reviewed with and approved by the Company’s board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, is recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated. During the three months ended June 30, 2007, the Company entered into a new loan agreement in connection with one of its service contracts totaling $450,000 at an annual interest rate of 10%. Principal and interest are to be paid in equal monthly installments of $17,025 through September 20, 2009. Total outstanding loans receivable at June 30, 2007 and December 31, 2006 was $742,163 and $481,841, respectively, which includes interest receivable of $13,840 and $9,986, respectively.
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
     Credit card cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Credit card cash advance revenue is recognized at the point that a negotiable check instrument or money order is generated by the casino cashier or booth operations based upon authorization of the transaction.
     ATM fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transactions are initiated. Upfront patron transaction fees are recognized when a transaction is authorized.
     Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. The Company engages an independent third party to guarantee the collectability of the checks. The Company records a receivable for all guaranteed checks returned for insufficient funds. For self-guaranteed checks, the Company contracts with a third party agency for collections, records a receivable, and reserves for amounts that are not collectible.
     The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at June 30, 2007 and December 31, 2006 was $197,159 and $102,403, respectively.
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
Research and Development
     The Company expenses research and development as costs are incurred. For the three and six months ended June 30, 2007, the Company expensed $129,687 and $308,794, respectively. The Company had no research and development expenses for the three and six months ended June 30, 2006. Research and development costs are included in other general and administrative expenses on the consolidated statements of operations.
Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three and six months ended June 30, 2007. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ equity for the three and six months ended June 30, 2007.

     Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares. The following table presents a reconciliation of the denominators used in the computation of net loss per common share – basic, and net loss per common share – diluted, for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted shares of common stock outstanding –	18,437,162	17,610,795	18,249,104	17,382,017
Weighted shares of common stock assumed upon exercise of stock options and warrants, and vesting of unvested restricted stock awards	—	—	—	—

Weighted shares of common stock outstanding –	18,437,162	17,610,795	18,249,104	17,382,017
     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options, warrants, and unvested restricted stock were antidilutive for the three and six months ended June 30, 2007 and 2006, respectively.
     Stock-Based Compensation
     Share-based compensation expense recorded under SFAS 123(R) “Share-Based Payment” for the three months ended June 30, 2007 and 2006 was $93,679 and $368,551; and $139,370 and $494,988 for the six months ended June 30, 2007 and 2006, respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested therefore, no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006 related to awards granted prior to January 1, 2006. The Company did not grant any options during the three and six months ended June 30, 2007.
     During the three months ended June 30, 2007, 14 restricted stock awards were granted totaling 159,500 shares of common stock at a fair value on the date of grant with vesting terms of three years. The effect of this action was an additional non-cash expense totaling $22,330 which was recorded during the quarter ended June 30, 2007.
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

3. Funding Arrangement
   Vault Cash Agreements
     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement required the Company to pay fees on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2%, or 10%, whichever is greater.
     Effective December 1, 2006, the Company entered into a new vault cash agreement with Fidelity Bank. The new vault cash arrangement with Fidelity Bank requires that the Company pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50% depending on the average monthly balance of total cash utilized under the agreement. The fees can be no less than 6.0% under any tier and requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At June 30, 2007, the prime rate was 8.25%. The Company paid fees totaling $751,647 and $514,492 for the three months ended June 30, 2007 and 2006; and $1,441,385 and $773,958 for the six months ended June 30, 2007 and 2006.
     The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, Fidelity Bank receives settled funds for ATM transactions related to Fidelity funded ATMs as well as certain casino funded ATMs from the network processor. Fidelity Bank then transfers the Company’s and the customers’ portion of funds, to a Company bank account. The Company then distributes the funds to various casino customer accounts the same or next day. All cash provided by Fidelity Bank remains the sole property of Fidelity Bank at all times until dispensed. Since the cash was never an asset of the Company, supplied cash was not reflected on the Company’s balance sheet. Fidelity Bank’s portion of the settlement funds was never held by the Company; therefore, there was no liability corresponding to the supplied cash reflected on the Company’s balance sheet.
     For two customer locations, the Company has a secondary vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that it pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The fees can be no less than 7.0%. At June 30, 2007, the prime rate was 8.25%. The Company paid fees totaling $94,428 and $71,531 for the three months ended June 30, 2007 and 2006; and $180,917 and $140,171 for the six months ended June 30, 2007 and 2006.
   Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of June 30, 2007 and December 31, 2006, the Company operated 29 and 59 ATMs, respectively, that were site funded.

4. Other Current Assets
     Other current assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Receivable from casinos	$3,014,172	$515,060
Receivable from bank	1,553,991	2,357,363
Income taxes receivable	12,830	65,497
Prepaid expenses	327,106	464,194
Receivable for check guarantees, net of reserve of $1,457,645 and $820,212, respectively	3,540,638	1,396,831
Debt issuance costs	1,530,052	—
Other receivables, net of reserve of $305,839 and $1,719,799, respectively	762,754	294,826

Total other current assets	$10,741,543	$5,093,771

     Receivable from casinos
     The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company and related to check cashing fees. We also have receivables from certain casinos for which we fund ATMs. The Company periodically orders cash directly from casinos in order to fund its various booth locations. As there is a lag between the time cash is ordered and the cash is received by the booths, the Company records a receivable for cash that is in transit and includes these amounts in receivables from casinos. The balance as of June 30, 2007 increased compared to year end due to more such receivables at the Company’s Oklahoma booth locations. The Company has not recorded an allowance related to these receivables since the Company considers the balances 100% collectible.
     Receivable from bank
     The Company recorded a receivable of $1,406,649 and $2,172,952 from its vault cash provider for standard ATM settlements and related surcharges owed at June 30, 2007 and December 31, 2006, respectively. In addition, the Company recorded a receivable for Debit POS fees that are owed by the vault cash provider relating to the Indian Gaming Service locations amounting to $147,342 and $184,411 at June 30, 2007 and December 31, 2006, respectively. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.
     Receivable for check guarantees
     The Company has an agreement with a vendor for the guarantee of the funds to be paid on personal checks cashed at the various casino locations. The Company records a receivable for all guaranteed checks returned for insufficient funds and recognizes the revenue associated with these checks as there is no further obligation from the Company. In addition to the third party guaranteed transactions, the Company has self-guaranteed the remaining funds paid on personal checks cashed at various casino locations. The Company has an agreement with a third party agency for collections on self-guaranteed checks and has reserved for amounts that are not collectible. During the first six months of 2007, the Company has steadily expanded its self-guarantee of cashed checks to various casino locations and consequently, has increased its use of the third party collection agency.
     Debt issuance costs
     The Company reclassified $1,530,052 of debt issuance costs from long term to short term as more fully described in Note 12. These costs may be written-off if the Company fails to obtain a default waiver, the note holders elect to call the debt, or the debt is extinguished.
     Other receivables
     Other receivables consist of miscellaneous processor and bank receivables, ATM interchange income, employee advances, and security deposits. The Company has recorded a reserve for amounts that are not deemed collectible.
5. Settlements Due From Processors
Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of June 30, 2007 and December 31, 2006, the balance of settlements due from credit card processors was $8,083,744 and $13,212,907, respectively.
Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 8. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of June 30, 2007 and December 31, 2006, the balance of settlements due from ATM processors was $6,751,583 and $12,144,380, respectively.
6. Goodwill and Intangible Assets
     As of June 30, 2007, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of June 30, 2007
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	$6,168	$14,392	5 years
Customer relationships (relates to IGS)	7,110,000	1,774,933	5,335,067	1 1/2 to 7 1/2 years
Employment and non-compete agreements (relates to IGS)	60,000	26,667	33,333	3 years

	$7,190,560	$1,807,768	$5,382,792

Total amortization expense was $339,856 and $342,726 for the three months ended June 30, 2007 and 2006; and $677,656 and $452,456 for the six months ended June 30, 2007 and 2006, respectively. As of

June 30, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2007	$644,335
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,707

Total expected amortization expense	$5,382,792

7. Restricted Cash
     Under our new vault cash agreement with Fidelity Bank effective December 1, 2006, the Company maintains restricted cash in the amount of $363,268 as of June 30, 2007 with Fidelity to cover potential cash losses for which the Company is responsible under the terms of the agreement. The restricted cash earns interest at the lowest interest rate as defined in the agreement and the interest is credited to a bank account designated by the Company. The Company also maintains two cash reserves totaling $280,787 at June 30, 2007 with its card association sponsor bank as required for card association compliance as well as to cover potential losses due to chargebacks.
8. Other Accrued Expenses
     Other accrued expenses consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accrued payroll and related items	$596,403	$611,688
Accrued interest	603,263	544,041
Amounts due casinos	4,971,880	3,251,046
Amounts due for ATM processing	6,561,000	8,409,320
Other	68,568	86,733

Total other accrued expenses	$12,801,114	$12,902,828

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
Major Customer
     During the three and six months ended June 30, 2007, two of our customers each accounted for more than 10% of our total revenues and together accounted for 36% of total revenues during both periods. During the three and six months ended June 30, 2006, one customer accounted for more than 10% of our total revenues (or 26% and 28% of total revenues, respectively).
Stock Repurchase Program
     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the six months ended June 30, 2007 and 2006, the Company did not repurchase any equity securities.
10. Equity Transactions
     During the six months ended June 30, 2007, 496,000 options were exercised for cash of $1,765,980 at a weighted average exercise price of $3.56 per share.
     During the six months ended June 30, 2007, the Company recorded $139,370 in stock compensation expense relating to restricted stock awards.
11. Income Taxes
     At June 30, 2007, the Company’s federal and state net operating loss carryforwards were approximately $18,030,000 and $12,001,000, respectively. The Company had a benefit from income taxes of $0 and ($503,400) for the three months ended June 30, 2007 and 2006; and $0 and ($1,266,800) for the six months ended June 30, 2007 and 2006, respectively.
FIN 48
     The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the quarter ended June 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.
12. Senior Secured Convertible Notes
     On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes (the “Notes”) and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share (the “Warrants”). The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default and 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable). The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A.
     As of June 30, 2007, the Company had a financial covenant default as defined under the Notes based on failure to meet the financial threshold relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to require the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the exercise price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes. As a result of the default, the Company has reclassified the Notes from long term to short term debt as well as reclassified debt issuance costs from long term to current assets which are included in other current assets on the consolidated balance sheet. Unless and until the Company and the note holders reach a final agreement on amending the Notes and the Warrants as discussed above, the Notes will continue to be classified as short term debt and the debt issuance costs will continue to be classified as current assets on the consolidated balance sheet. Based on preliminary discussions with its outside auditors, the Company currently believes that the amendment would be treated as an extinguishment of debt resulting in a write off in the third quarter of 2007 of approximately $1.5 million of debt issuance costs and $1.7 million representing the difference between the fair market value of the original Notes and Warrants and the fair market value of the amended Notes and Warrants. At this time, we can give no assurance regarding the treatment or the amount of the write-offs that would result from the amendment.
     Pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the gross proceeds of $20.0 million were allocated between the Notes and the Warrants based on the relative fair values of the securities at the time of issuance. The Warrants were valued using the Black-Scholes pricing model with the resulting original issue discount being amortized over the term of the Notes, which approximates the interest method. The Notes are convertible into common shares at a conversion price of $8 per share. Based on the fair market value of the stock on the date of the agreement for the Notes of $6.30 per share, there was not a beneficial conversion noted.
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
     In accordance with guidance from FASB Staff Position No. EITF 00-19-2 (FSP), the Company noted upon the adoption of this FSP, a payment under the registration agreement is not probable. If the registration agreement had not been part of the terms of the original agreement, the warrant would have been classified as an equity instrument under other applicable GAAP rules for all periods. The Company reclassified $656,879 to additional paid-in capital and $120,132 to the note discount at January 1, 2007. The Company determined that the income statement effect on 2006 was not material. Amortization expense on the original issue discount was $27,371 and $60,215 for the three and six months ended June 30, 2007.

13. Acquisition
     Effective February 28, 2006, the Company acquired certain assets of Indian Gaming Services (IGS), a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The results of IGS have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three and six months ended June 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2006. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended June 30, 2006, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Commissions on credit card cash advances, ATMs and check cashing services	$24,146,610	$47,713,963
Net loss	$(804,142)	$(2,067,642)
Net loss per common share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)

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
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 124 gaming and 19 retail locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At June 30, 2007, there were 21 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
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
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or Kiosk. Initial beta testing has ended. We are working with the card associations to ensure that the cashclub™ product and process will comply with the card association rules prior to full deployment into the marketplace. We do not expect the revenues from the cashclub™ product in the beta phase to be material to the Company. We will continue to work with the card associations to ensure that the cashless product and process will comply with the card association rules. At this time, we can give no assurance that we will be able to implement the cashless product in a manner that will comply with the card association rules.
     The Company incurred research and development costs relating to the development of its Joint Venture product. The Company expensed $129,606 and $0 for the three months ended June 30, 2007 and 2006; and $298,749 and $0 for the six months ended June 30, 2007 and 2006. Research and development costs relating to the Joint Venture product are included in other general and administrative expenses on the consolidated statement of operations.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of June 30, 2007, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, approximately 92% of the Company’s ATM devices were operating on an internal Company-owned switch as of June 30, 2007. The new internal processing switch enables the Company to eliminate certain third party processing costs .
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
Recent Events
     On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes (the “Notes”) and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share (the “Warrants”). The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default and 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable). The maturity date of the Notes is October 10, 2011. The Company’s obligations under the Notes are collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Notes for repayment of its two-year line of credit with Bank of America, N.A.
     As of June 30, 2007, the Company had a financial covenant default as defined under the Notes based on failure to meet the financial threshold relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to require the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the exercise price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes. As a result of the default, the Company has reclassified the Notes from long term to short term debt as well as reclassified debt issuance costs from long term to current assets which are included in other current assets on the consolidated balance sheet. Unless and until the Company and the note holders reach a final agreement on amending the Notes and the Warrants as discussed above, the Notes will continue to be classified as short term debt and the debt issuance costs will continue to be classified as current assets on the consolidated balance sheet. Based on preliminary discussions with its outside auditors, the Company currently believes that the amendment would be treated as an extinguishment of debt resulting in a write off in the third quarter of 2007 of approximately $1.5 million of debt issuance costs and $1.7 million representing the difference between the fair market value of the original Notes and Warrants and the fair market value of the amended Notes and Warrants. At this time, we can give no assurance regarding the treatment or the amount of the write-offs that would result from the amendment.
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
Results of Operations
Three months ended June 30, 2007 compared to June 30, 2006
     Revenues for the quarter ended June 30, 2007 were $26.6 million compared to $24.1 million for the same period in 2006. The $2.5 million increase, which represents a 10% increase in 2007 revenues over 2006 revenues, is primarily due to the continued expansion of products and services to additional gaming operations. The volume of transactions processed through our Cash Access Services during the quarter ended June 30, 2007 was $878 million compared to $727 million during the same period in 2006. We expand and win business relationships based on the Company’s focus on technology and superior service.
     Commissions increased by $2.5 million during the quarter ended June 30, 2007 to $15.5 million compared to $13.0 million during the same period in 2006, reflecting the rise in lower margin renewal and new customer contracts. Total processing costs increased by only $0.1 million compared to the same period last year, despite the 10% increase in revenues, reflecting the results of our efforts in transitioning to internal processing. Total check cashing costs decreased by $0.2 million compared to the same period last year reflecting greater utilization of our internal check cashing technologies at more properties, which has resulted in lower costs associated with our third party check guarantor. Armored carrier services increased by $0.1 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties. Payroll and related costs decreased by $0.1 million reflecting stabilization in corporate headcount. Other general and administrative expense remained largely unchanged showing a slight increase due to research and development expenses relating to our Joint Venture product offset by lower legal fees during the quarter. Depreciation and amortization increased by approximately $0.2 million primarily due to depreciation on our newly implemented internal processing switch and more terminals added to new and existing locations. Professional fees remained consistent with the same period last year due to less reliance on outside professional services during both periods, including expenditures for SOX 404 compliance work. Total operating expenses for the quarter ended June 30, 2007 were $27.2 million compared to $24.6 million for 2006 (or a $2.6 million increase representing an 11% increase in total operating expenses).
     Interest expense increased by approximately $0.5 million due to the increased amount of vault cash required to fund our ATMs, interest related to the Senior Secured Convertible Notes, and amortization of the original issuance discount in connection with the Senior Secured Convertible Notes.
     We expect revenues to continue to increase in 2007 over 2006 which should result in a decrease in operating expenses as a percentage of revenues. The Company plans to do this through the expansion of product offerings and technology applications which will make the overall operation more cost effective. As part of the new product offerings, we, along with our Joint Venture partners, continue to work toward completing our cashless gaming product for introduction into the market place during 2007 and have undertaken meetings to this end with the card associations and other interested parties.
     Loss before taxes was $1,920,444 for the quarter ended June 30, 2007 as compared to a net loss of $1,307,542 for the same prior year period. In prior year, the Company recorded a tax benefit of $503,400 for the first quarter of 2006. This was written off in the fourth quarter of 2006 when it was determined it was more likely than not the deferred tax assets would not be realized and therefore, a full valuation allowance was recorded.
     On a fully diluted basis, after-tax net loss of $1,920,444 for the quarter ended June 30, 2007 was 7% of sales or ($0.10) per diluted common share, as compared to a net loss of $804,142 which was 3% of sales or ($0.05) per diluted common share for the same prior year period.
Six months ended June 30, 2007 compared to June 30, 2006
     Revenues for the six months ended June 30, 2007 were $52.1 million compared to $44.6 million for the same period in 2006. The $7.5 million increase, which represents a 17% increase in 2007 revenues over 2006 revenues, is due to the continued expansion of products and services to additional gaming operations. The volume of transactions processed through our Cash Access Services during the six months ended June 30, 2007 was $1,728 million compared to $1,342 million during the same period in 2006. We expand and win business relationships based on the Company’s focus on technology and superior service.
     Operating expenses for the six months ended June 30, 2007 were $53.0 million compared to $46.5 million for 2006. The $6.5 million increase, which represents a 14% increase in operating expenses, was primarily due to the expansion of our business to additional locations. Commissions increased by $6.3 million during the six months ended June 30, 2007 to $30.1 million compared to $23.8 million during the same period in 2006, reflecting the increase in lower margin renewal and new customer contracts. Total processing costs increased by $0.5 million compared to the same period last year, despite the 17% increase in revenues, reflecting the results of our efforts in transitioning to internal processing. Total check cashing costs decreased by $0.5 million compared to the same period last year reflecting greater utilization of our internal check cashing technologies at more properties, which has resulted in lower costs associated with our third party check guarantor. Armored carrier services increased by $0.2 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties. Payroll and related costs increased by $0.1 million for the six month period reflecting stabilization in corporate headcount. Professional fees decreased by $0.6 million from the same period last year due to less reliance on outside professional services, including expenditures for SOX 404 compliance work, during the current period. Depreciation and amortization increased by approximately $0.5 million primarily due to depreciation on our newly implemented internal processing switch and more terminals added to new and existing locations. Interest expense increased by approximately $1.1 million due to the increased amount of vault cash required to fund our ATMs, interest related to the Senior Secured Convertible Notes, and amortization of the original issuance discount in connection with the Senior Secured Convertible Notes.
     On a fully diluted basis, after-tax net loss of $3,346,399 for the six months ended June 30, 2007 was 6% of sales or ($0.18) per diluted common share, as compared to a net loss of $2,023,657 which was 5% of sales or ($0.12) per diluted common share for the same prior year period.
Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $17.9 million compared to $24.8 million at December 31, 2006. As of June 30, 2007, the Company had cash net of “Checks issued in excess of cash in bank” of $5.7 million. Cash provided from operations totaled $2.0 million and $3.8 million during the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, the Company had a financial covenant default as defined under the Notes based on failure to meet the financial threshold relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to require the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the exercise price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes. As a result of the default, the Company has reclassified the notes from long term to short term debt as well as reclassified debt issuance costs from long term to current assets. That reclassification will remain unless and until the Company and the note holders reach a final agreement on amending the Notes and the Warrants as discussed above. As a result, the Company had a working capital deficit of approximately $5.4 million at June 30, 2007, compared to working capital of $13.6 million at December 31, 2006.
     Notwithstanding the aforementioned, we expect our operating working capital requirements to increase in fiscal 2007 as our sales and product development increase. Operating working capital includes settlements due from credit card processors totaling $8.1 million and $13.2 million, and settlement funds due from our ATM processor totaling $6.8 million and $12.1 million as of June 30, 2007 and December 31, 2006, respectively. We estimate capital expenditures for the second half of fiscal year 2007 of approximately $1.0 to $2.0 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. While we believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the remaining fiscal year, we may seek alternative methods of raising additional capital subject to the terms of the Notes and the Warrants. If additional financing is necessary and we are unable to obtain such financing, we may be required to reduce the scope of our planned product development and expansion efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash resources in a manner designed to ensure that we have adequate cash to fund our operations as well as explore capital savings measures such as leasing ATMs.
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

Interest Rate Risk
     We had approximately $19.4 million in borrowings outstanding under our Senior Secured Convertible Notes (the “Notes”) at June 30, 2007. The Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default and 7.50% in the event of certain interest test failures which are based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable).
     As of June 30, 2007, the Company had a financial covenant default as defined under the Notes based on failure to meet the financial threshold relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to require the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the exercise price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes. The 100 basis points increase, with all other factors remaining constant, would decrease earnings by approximately $0.2 million on a pre-tax basis. In the event of default under the Notes, the interest rate would increase to 12.0% beginning on the date of default. The 450 basis points increase, if effective for an entire year and with all other factors remaining constant, would decrease earnings by approximately $0.9 million on a pre-tax basis.
     In addition, our new vault cash arrangement with Fidelity Bank effective December 1, 2006 requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. The fees can be no less than 6.0% under any tier and requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At June 30, 2007, the prime rate was 8.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.2 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The fees can be no less than 7.0%. At June 30, 2007, the prime rate was 8.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.

ITEM 4.	CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     As of the quarter ended June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
     Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting and revenue cycles as described in our Annual Report on Form 10-K/A for the year ended December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at June 30, 2007. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of June 30, 2007, we believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
     Changes in Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2006, our management concluded that we had material weaknesses in internal controls over financial reporting relating to controls for the financial close and reporting and revenue cycles. Accordingly, and as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, management intends to implement remediation measures during the course of 2007. During the three months ended June 30, 2007, we completed implementation of the following changes to strengthen our internal control over financial reporting:
•	We implemented procedures to ensure that controls surrounding monthly review of the balance sheet and use of the monthly close checklist were adequate.

•	We implemented procedures to ensure that controls surrounding the review of spreadsheets used to record activity with our third party check guarantor and collections agency were sufficient.

•	We implemented procedures to ensure that controls surrounding the review and approval of journal entries were sufficient.

•	We altered our procedures to ensure cash received from our network processors are applied against the corresponding receivable on the date of actual receipt.
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
The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 includes detailed disclosure about the risks faced by our business. Such risks have not materially changed since December 31, 2006 except as described below.
We are not in compliance with certain financial performance covenants under our Senior Secured Convertible Notes
Our $20.0 million senior secured convertible notes contain strict financial covenants. Among other things, these covenants require us to maintain certain Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable) as of each quarter end. At June 30, 2007, we had a financial covenant default as defined under the note agreements based on failure to meet the financial covenant relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to require the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the exercise price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable
Issuer Repurchases of Equity Securities
     We did not repurchase any equity securities of Cash Systems, Inc. during the three months ended June 30, 2007. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     As of June 30, 2007, the Company had a financial covenant default as defined under the Security Purchases Agreement based on failure to meet the financial threshold relating to Consolidated EBITDA. On August 9, 2007, the note holders agreed to waive the default. Under the terms of the waiver, the note holders agreed to waive the default until August 20, 2007 to provide a reasonable period of time for the Company and the note holders to reach a final agreement on amending the Notes and the Warrants to modify the quarterly Consolidated EBITDA financial threshold, increase the interest rate on the Notes from 6.5% to 7.5%, increase the face amount of the Notes, grant the note holders the right to force the Company to redeem a portion of the Notes at face value on October 10, 2008, grant the Company the right to redeem a portion of the Notes at 130% of face value on October 10, 2008, modify the strike price of the Warrants to 120% of the volume-weighted average price of the Company’s common stock for the three day period ending August 14, 2007, with a floor price of $7.25 and a ceiling price of $8.00, and issue new warrants to purchase an additional 175,000 shares. In the event the Company and the note holders are unable to execute such an agreement on or prior to August 20, 2007, the Company will be in default under the Notes and the note holders will be entitled to, among other things, accelerate the maturity of the outstanding balance of the Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Notes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 6, 2007. There were two proposals up for approval. The results of voting are as follows:
1.	To elect five (5) directors of the Company for the ensuing year.

		Total Votes For	Withheld
Michael D. Rumbolz	Chief Executive Officer, President, and Chairman of the Board	15,170,771	1,583,487
Patrick R. Cruzen (1)(2)(3)	Director	16,690,621	63,637
Donald D. Snyder (1)(3)	Director	16,689,121	65,137
Patricia W. Becker (1)(3)	Director	16,689,121	65,137
Don R. Kornstein (1)(3)	Director	16,687,121	67,137

(1)	Member of the Audit Committee.

(2)	Audit Committee financial expert.

(3)	Member of the Compensation Committee.
2.	To ratify the appointment of Virchow, Krause & Company, LLP as independent certified public accountants for the year ending December 31, 2007.

Total	Total
Votes For	Votes Against	Abstain
16,718,777	17,945	17,536

ITEM 5.	OTHER INFORMATION
Not applicable

ITEM 6.	EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)

DATE: August 9, 2007

By:	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (principal financial officer)

DATE: August 9, 2007
EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

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