Form 10-Q
period 2007-09-30
CASH SYSTEMS INC
filed 2007-11-09
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 5, 2007, there were 18,446,163 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2007

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash (Note 3)	$19,170,135	$24,792,098
Current portion of prepaid commissions (Note 2)	421,137	285,019
Current portion of loans receivable (Note 2)	439,201	395,277
Settlements due from credit card processors (Note 5)	11,609,862	13,212,907
Settlements due from ATM processors (Note 5)	11,415,474	12,144,380
Other current assets (Note 4)	9,444,870	5,093,771

Total Current Assets	52,500,679	55,923,452

PROPERTY AND EQUIPMENT, NET (Note 2)	7,376,656	7,407,903

OTHER ASSETS
Goodwill (Note 6)	4,077,700	4,077,700
Intangible assets, net (Note 6)	5,052,297	6,060,448
Long-term prepaid commissions, net of current portion (Note 2)	417,051	640,722
Long-term loans receivable, net of current portion (Note 2)	342,021	86,564
Restricted cash (Note 7)	553,363	438,135
Other	205,746	1,880,624

Total Other Assets	10,648,178	13,184,193

TOTAL ASSETS	$70,525,513	$76,515,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$17,169,790	$21,235,168
Accounts payable — trade	1,375,943	4,059,972
Credit card cash advance fees payable	1,930,582	1,812,283
ATM commissions payable	2,420,318	1,946,749
Credit card chargebacks payable	265,115	102,403
Check cashing commissions payable	243,720	356,054
Other accrued expenses (Note 8)	17,423,774	12,902,828

Total Current Liabilities	40,829,242	42,415,457

LONG-TERM LIABILITIES
Long-term debt, net (Note 12)	22,000,000	19,258,386
Derivative warrant instrument (Note 12)	—	777,011

Total Liabilities	62,829,242	62,450,854

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 18,776,913 and 17,991,413 shares issued, 18,446,163 and 17,923,913 shares outstanding (Note 10)	18,447	17,924
Additional paid-in capital (Note 10 and 12)	29,356,255	25,943,860
Accumulated deficit	(21,678,431)	(11,897,090)

Total Stockholders’ Equity	7,696,271	14,064,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,525,513	$76,515,548

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Commissions on credit card cash advances, ATMs and check cashing services	$28,340,227	$25,966,850	$80,460,026	$70,592,585

Operating expenses
Commissions	16,893,154	14,981,995	46,966,946	38,791,250
Processing costs	4,895,626	5,278,261	13,824,544	13,739,426
Check cashing costs	466,257	2,543,625	2,152,913	4,778,430
Armored carrier services	287,758	157,800	840,496	537,541
Payroll, benefits and related taxes	3,095,119	3,022,612	8,866,986	8,662,521
Professional fees	276,387	279,776	1,010,243	1,649,066
Other general and administrative expenses	2,191,979	2,456,422	5,688,131	5,843,838
Depreciation and amortization	909,173	871,087	2,650,903	2,109,271

Total operating expenses	29,015,453	29,591,578	82,001,162	76,111,343

Loss from operations	(675,226)	(3,624,728)	(1,541,136)	(5,518,758)

Other income (expense)
Interest expense	(1,451,604)	(798,690)	(3,963,151)	(2,206,923)
Loss on extinguishment of debt	(4,338,087)	—	(4,338,087)	—
Interest and other income	29,975	70,771	61,033	82,577

Total other income (expense)	(5,759,716)	(727,919)	(8,240,205)	(2,124,346)

Loss before income taxes	(6,434,942)	(4,352,647)	(9,781,341)	(7,643,104)

Benefit from income taxes	—	(1,565,800)	—	(2,832,600)

Net Loss	$(6,434,942)	$(2,786,847)	$(9,781,341)	$(4,810,504)

Net Loss per common share:
Basic	$(0.35)	$(0.16)	$(0.53)	$(0.27)

Diluted	$(0.35)	$(0.16)	$(0.53)	$(0.27)

Weighted average common shares outstanding:
Basic	18,442,913	17,716,996	18,317,548	17,589,859

Diluted	18,442,913	17,716,996	18,317,548	17,589,859
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	(9,781,341)	(4,810,504)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	2,650,903	2,109,271
Share-based compensation expense	675,335	666,158
Tax benefit associated with employee stock option exercises	—	84,185
Loss on extinguishment of debt	4,338,087	—
Amortization of debt issuance costs and original issue discount	311,625	22,638
Deferred income taxes	—	(2,896,000)
Change in interest receivable on loans receivable	—	13,031
Changes in operating assets and liabilities:
Prepaid commissions	(136,118)	181,167
Settlements due from credit card processors	1,603,045	54,635
Settlements due from ATM processors	728,906	—
Other current assets	(4,351,099)	(836,836)
Long-term prepaid commission	223,671	(232,087)
Restricted cash	(115,228)	—
Other assets	(38,628)	(139,370)
Accounts payable — trade	(2,684,029)	(610,623)
Credit card cash advance fees payable	118,299	681,358
ATM commissions payable	473,569	713,517
Credit card chargebacks payable	162,712	(96,369)
Check cashing commissions payable	(112,334)	146,957
Other accrued expenses	4,520,946	5,034,807

Cash flows provided from (used in) operating activities	(1,411,679)	85,935

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	—	(12,354,202)
Purchases of property and equipment	(1,611,505)	(1,945,908)
Proceeds (advances) from loans receivable, net	(299,381)	332,665
Issuance of loans receivable	—	(26,288)

Cash flows used in investing activities	(1,910,886)	(13,993,733)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(4,065,378)	(2,083,200)
Line of credit — bank, net	—	7,795,000
Issuance of common stock	—	5,108,410
Exercise of stock options	1,765,980	38,000
Exercise of stock warrants	—	12,186

Cash flows provided from (used in) financing activities	(2,299,398)	10,870,396

Decrease in cash	(5,621,963)	(3,037,402)
Cash, beginning of period	24,792,098	30,247,119

Cash, end of period	$19,170,135	$27,209,717

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$3,480,368	$2,060,967

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant derivative liability to additional paid in capital (Note 12)	$777,011	$—
Loan receivable in lieu of cash for property and equipment	$—	$83,194
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
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
2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated unaudited and audited balance sheet as of September 30, 2007 and December 31, 2006, respectively, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by the Company. All significant intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.
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
     Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. The Company capitalized $300,497 and $120,579 of costs related to the implementation of SOP 98-1 during the three months ended September 30, 2007 and 2006, respectively, while $995,545 and $478,497 were capitalized during the nine months ended September 30, 2007 and 2006, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs after placed in service was $243,720 and $157,633 for the three months ended September 30, 2007 and 2006, respectively, and $526,246 and $292,549 for the nine months ended September 30, 2007 and 2006, respectively.
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
     Cash Concentrations
     Bank balances exceeded federally insured levels during the three and nine months ended September 30, 2007 and 2006 and exceeded federally insured levels at September 30, 2007 and December 31, 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of September 30, 2007 and December 31, 2006.
     Loans Receivable
     The Company has advanced funds relating to strategic investments or advances of funds relating to service contracts. Some of the past advances were reviewed with and approved by the Company’s board of directors, while other transactions were initiated and authorized by management. The loans bear interest at negotiated rates with negotiated terms. The collectibility of individual loans is reviewed throughout the life of the loan and a reserve, if required, is recorded for the loan. Management believes that the loans receivable recorded on the consolidated financial statements as presented are properly stated. During the three months ended September 30, 2007, the Company accounted for four additional loan agreements in connection with three of its service contracts having an initial principal balance totaling $248,940 at an annual interest rate of 10%. Principal and interest are to be paid in equal monthly installments of $8,124 with payments ending in January 2009 and September 2010. Total outstanding loans receivable at September 30, 2007 and December 31, 2006 was $781,222 and $481,841, respectively, which includes interest receivable of $17,237 and $9,986, respectively.
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
     Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks warranted. The Company predominantly self-guarantees its checks and contracts with a third party agency for collections, records a receivable for all checks returned for insufficient funds, and reserves for amounts that are not collectible. For certain remaining properties, the Company engages an independent third party to guarantee the collectability of the checks. The Company records a receivable for all guaranteed checks returned for insufficient funds.
     The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at September 30, 2007 and December 31, 2006 was $265,115 and $102,403, respectively.
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
Research and Development
     The Company expenses research and development as costs are incurred. For the three and nine months ended September 30, 2007, the Company expensed $101,164 and $409,958, respectively. For the three and nine months ended September 30, 2006, the Company expensed $135,345. Research and development costs are included in other general and administrative expenses on the consolidated statements of operations.
Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three and nine months ended September 30, 2007. These reclassifications relate to certain other general and administrative costs that were reclassed to check cashing costs to better reflect the nature of the expenses. These reclassifications had no effect on the Company’s consolidated net loss for the three and nine months ended September 30, 2007 or stockholders’ equity at September 30, 2007.

     Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares. The following table presents a reconciliation of the denominators used in the computation of net loss per common share — basic, and net loss per common share — diluted, for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted shares of common stock outstanding —	18,442,913	17,716,996	18,317,548	17,589,859
Weighted shares of common stock assumed upon exercise of stock options and warrants, and vesting of unvested restricted stock awards	—	—	—	—

Weighted shares of common stock outstanding —	18,442,913	17,716,996	18,317,548	17,589,859
     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options, warrants, and unvested restricted stock were antidilutive for the three and nine months ended September 30, 2007 and 2006, respectively.
     Stock-Based Compensation
     Share-based compensation expense recorded under SFAS 123(R) “Share-Based Payment” for the three months ended September 30, 2007 and 2006 was $535,965 (or $0.03 per share) and $171,170 (or $0.01 per share); and $675,335 (or $0.04 per share) and $666,158 (or $0.04 per share) for the nine months ended September 30, 2007 and 2006, respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested therefore, no share-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006 related to awards granted prior to January 1, 2006. During the quarter ended September 30, 2007, 25,000 stock options were granted to each of the four independent members of the Board of Directors at a fair value on the date of grant with immediate vesting. The cumulative effect of this action was an additional non-cash expense of $363,800. In addition, amortization of restricted stock awards granted during the current and prior year resulted in an additional non-cash expense totaling $172,165 which was recorded in the quarter ended September 30, 2007.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s stock based compensation expense recognized under SFAS 123(R). The Company determines the fair value of share-based payment awards on the date of grant using an option-pricing model which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the award, and actual and projected employee stock option exercise behaviors and forfeitures. During the nine months ended September 30, 2007, the Company recorded $311,535 in stock compensation expense relating to restricted stock awards.

3. Funding Arrangement
     Vault Cash Agreements
     In February 2000, the Company entered into an agreement with Fidelity Bank to provide the funding for cash inside its ATMs. The agreement required the Company to pay fees on the balance of the funds provided, equal to the bank’s prime rate of interest plus 2%, or 10%, whichever is greater.
     Effective December 1, 2006, the Company entered into a new vault cash agreement with Fidelity Bank. The new vault cash arrangement with Fidelity Bank requires that the Company pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50% depending on the average monthly balance of total cash utilized under the agreement. The fees can be no less than 6.0% under any tier and the new vault cash agreement requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At September 30, 2007, the prime rate was 7.75%. The Company paid fees totaling $732,778 and $594,386 for the three months ended September 30, 2007 and 2006; and $2,174,163 and $1,368,344 for the nine months ended September 30, 2007 and 2006.
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
     For two customer locations, the Company has a secondary vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that it pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0% to 3.0%. The fees can be no less than 7.0%. At September 30, 2007, the prime rate was 7.75%. The Company paid fees totaling $190,963 and $78,753 for the three months ended September 30, 2007 and 2006; and $413,856 and $216,311 for the nine months ended September 30, 2007 and 2006.
     Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of September 30, 2007 and December 31, 2006, the Company operated 32 and 59 ATMs, respectively, that were site funded. The Company had $2,516,750 and $6,019,355 in ATM cash as of September 30, 2007 and December 31, 2006, respectively. During the current year, the Company reduced its number of customer locations having site funded ATMs to two locations.

4. Other Current Assets
     Other current assets consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Receivable from casinos, net of reserve of $106,132 and $0, respectively	$1,981,507	$515,060
Receivable from bank	1,157,842	2,357,363
Income taxes receivable	12,830	65,497
Prepaid expenses	249,112	464,194
Receivable for check guarantees, net of reserve of $2,433,398 and $820,212, respectively	5,163,554	1,396,831
Other receivables, net of reserve of $305,840 and $1,719,799, respectively	880,025	294,826

Total other current assets	$9,444,870	$5,093,771

     Receivable from casinos
     The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company and related to check cashing fees. We also have receivables from certain casinos for which we fund ATMs. The Company periodically orders cash directly from casinos in order to fund its various booth locations. As there is a lag between the time cash is ordered and the cash is received by the booths, the Company records a receivable for cash that is in transit and includes these amounts in receivables from casinos. The balance as of September 30, 2007 increased compared to year end due to more such receivables at the Company’s Oklahoma booth locations. The Company has recorded an allowance related to these receivables for amounts that are not deemed collectible.
     Receivable from bank
     The Company recorded a receivable of $980,442 and $2,172,952 from its vault cash provider for standard ATM settlements and related surcharges owed at September 30, 2007 and December 31, 2006, respectively. In addition, the Company recorded a receivable for Debit POS fees that are owed by the vault cash provider relating to the Indian Gaming Service locations amounting to $177,400 and $184,411 at September 30, 2007 and December 31, 2006, respectively. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.
     Receivable for check guarantees
     During the first nine months of 2007, the Company significantly expanded its self-guarantee of funds on cashed checks to various casino locations, while decreasing its reliance on a third party vendor to guarantee such funds. Consequently, the Company has increased its use of a third party collection agency for collections on self-guaranteed checks. The Company records a receivable for all self-guaranteed checks returned for insufficient funds and records a reserve for amounts that are not collectible.
     Other receivables
     Other receivables consist of miscellaneous processor and bank receivables, ATM interchange income, employee advances, and security deposits. The Company has recorded a reserve for amounts that are not deemed collectible.
5. Settlements Due From Processors
Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and are recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of September 30, 2007 and December 31, 2006, the balance of settlements due from credit card processors was $11,609,862 and $13,212,907, respectively.
Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 8. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of September 30, 2007 and December 31, 2006, the balance of settlements due from ATM processors was $11,415,474 and $12,144,380, respectively.
6. Goodwill and Intangible Assets
     As of September 30, 2007, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of September 30, 2007
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	$7,195	$13,365	5 years
Customer relationships (relates to IGS)	7,110,000	2,099,401	5,010,599	1 1/2 to 7 1/2 years
Employment and non-compete agreements (relates to IGS)	60,000	31,667	28,333	3 years

	$7,190,560	$2,138,263	$5,052,297

Total amortization expense was $330,495 and $338,828 for the three months ended September 30, 2007 and 2006; and $1,008,151 and $791,284 for the nine months ended September 30, 2007 and 2006, respectively. As of

September 30, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year
Remainder of 2007	$313,840
2008	1,255,324
2009	874,769
2010	798,657
Thereafter	1,809,707

Total expected amortization expense	$5,052,297

7. Restricted Cash
     Under our new vault cash agreement with Fidelity Bank effective December 1, 2006, the Company maintains restricted cash in the amount of $369,418 as of September 30, 2007 with Fidelity to cover potential cash losses for which the Company is responsible under the terms of the agreement. The restricted cash earns interest at the lowest interest rate as defined in the agreement and the interest is credited to a bank account designated by the Company. The Company also maintains two cash reserves totaling $183,945 at September 30, 2007 with its card association sponsor bank as required for card association compliance as well as to cover potential losses due to chargebacks.
8. Other Accrued Expenses
     Other accrued expenses consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accrued payroll and related items	$441,650	$611,688
Accrued interest	715,198	544,041
Amounts due casinos	6,093,794	3,251,046
Amounts due for ATM processing	10,123,351	8,409,320
Other	49,781	86,733

Total other accrued expenses	$17,423,774	$12,902,828

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
Major Customer
     During the three and nine months ended September 30, 2007, two of our customers each accounted for more than 10% of our total revenues and together accounted for 33% and 35% of total revenues during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, one customer accounted for more than 10% of our total revenues (or 26% and 27% of total revenues, respectively).
Stock Repurchase Program
     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During the nine months ended September 30, 2007 and 2006, the Company did not repurchase any equity securities.
10. Equity Transactions
     During the nine months ended September 30, 2007, 496,000 options were exercised for cash of $1,765,980 at a weighted average exercise price of $3.56 per share.
11. Income Taxes
     At September 30, 2007, the Company’s federal and state net operating loss carryforwards were approximately $19,684,000 and $12,592,000, respectively. The Company had a benefit from income taxes of $0 and ($1,565,800) for the three months ended September 30, 2007 and 2006; and $0 and ($2,832,600) for the nine months ended September 30, 2007 and 2006, respectively.
FIN 48
     The Financial Accounting Standards Board has published FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the three and nine months ended September 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004 through 2006.
12. Senior Secured Convertible Notes
     On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes (the “Original Notes”) and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share (the “Original Warrants”). The Original Notes bore interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate was subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default and 7.50% in the event of certain interest test failures which were based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable). The maturity date of the Original Notes was October 10, 2011. The Company’s obligations under the Original Notes were collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Original Notes for repayment of its two-year line of credit with Bank of America, N.A.
     Pursuant to EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the gross proceeds of $20.0 million were allocated between the Original Notes and the Original Warrants based on the relative fair values of the securities at the time of issuance. The Original Warrants were valued using the Black-Scholes pricing model with the resulting original issue discount being amortized over the term of the Original Notes, which approximates the interest method. The Original Notes are convertible into common shares at a conversion price of $8 per share. Based on the fair market value of the stock on the date of the agreement for the Original Notes of $6.30 per share, there was not a beneficial conversion noted.
     In connection with the financing, the Company agreed to file with the SEC a registration statement by February 7, 2007, covering the issuance or resale of the shares of common stock underlying the Original Warrants issued to the note holders. The Company filed the registration statement on December 7, 2006 and the registration statement was declared effective on January 11, 2007.
     With the registration statement requirement of the agreement, the Company evaluated the terms of the agreement in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” As a result, the Company recorded a derivative liability related to the Original Warrants during 2006 as a payment penalty of 2% was required if the registration statement was ever deemed ineffective.
     In accordance with guidance from FASB Staff Position No. EITF 00-19-2 (FSP), the Company noted upon the adoption of this FSP, a payment under the registration agreement is not probable. If the registration agreement had not been part of the terms of the original agreement, the Original Warrants would have been classified as an equity instrument under other applicable GAAP rules for all periods. The Company reclassified $656,879 to additional paid-in capital and $120,132 to the note discount at January 1, 2007. The Company determined that the income statement effect on 2006 was not material. Amortization expense on the original issue discount was $18,247 and $78,462 for the three and nine months ended September 30, 2007.
     On August 8, 2007, the note holders waived until August 20, 2007 any event of default arising under the Original Notes or any other note related documents as a result of the Company’s failure as of June 30, 2007 to meet the quarterly financial threshold in the note agreements relating to Consolidated EBITDA. The waiver was designed to provide a reasonable period of time for the Company and the note holders to reach an agreement on amending the Original Notes and the other related documents. As a result of the default, the Company reclassified the notes from long term to short term debt as well as reclassified debt issuance costs from long term to current assets which were included in other current assets on the consolidated balance sheet as of June 30, 2007.
     On August 20, 2007, the Company entered into an amendment with each of its note holders as contemplated by the waiver. Pursuant to the amendment, the Company and each of the note holders agreed to, among other things, amend and restate the Original Notes (as amended, the “Amended Notes”), amend and restate the Original Warrants (as amended, the “Amended Warrants”), and amend certain provisions of other related documents.
     The Amended Notes differ from the Original Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $20.0 million to $22.0 million, (ii) the interest rate was increased from 6.5% per annum to 7.5% per annum, (iii) each note holder was given an additional right of optional redemption pursuant to which, on October 10, 2008, each note holder may require the Company to redeem a portion of the Conversion Amount (as defined in the Amended Notes) in an amount not to exceed the Maximum Redemption Amount, which is the portion of an Amended Note equal to the product of (x) $8 million and (y) the quotient of (a) the principal amount outstanding under such note holder’s Amended Note and (b) the aggregate principal amount outstanding under all of the amended notes, at a price equal to the Conversion Amount being redeemed, (iv) the Company was given the right of mandatory redemption, pursuant to which, on October, 10, 2008, the Company may, if certain conditions set forth in the amended notes are satisfied or waived, redeem a portion of the Conversion Amount then remaining under the Amended Notes in an amount not to exceed the Maximum Redemption Amount, as described above, at a price equal to the product of (x) 130% and (y) the Conversion Amount being redeemed.
     The Amended Warrants differ from the Original Warrants in certain material respects, including, without limitation, (i) the aggregate number of shares of common stock underlying such warrants was increased from 312,500 shares to 487,500 shares, and (ii) the exercise price was reduced from $8.00 per share to $7.38 per share.
     The Company has applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and has determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company has recorded a debt extinguishment loss of $4.3 million representing the difference between the carrying value of the Original Notes and Original Warrants and the fair market value of the Amended Notes and Amended Warrants for the three and nine months ended September 30, 2007. The $4.3 million debt extinguishment loss resulted from a $2.0 million increase in the aggregate principal amount of the Original Notes, $1.5 million and $0.5 million in write-offs of debt issuance costs and original issue discount relating to the Original Notes, respectively, and a $0.3 million increase in the value of the Amended Warrants and fair value of the additional warrants granted.
     The Company used the Black-Scholes pricing model (Black-Scholes) as of the grant date of the Amended Warrants to determine the fair market value of the Amended Warrants. The Company’s determination of fair value using Black Scholes is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the Amended Warrants.
     The original issue discount relating to the Original Notes has been expensed and there is no discount or beneficial conversion relating to the Amended Notes as of September 30, 2007.

13. Acquisition
     Effective February 28, 2006, the Company acquired certain assets of Indian Gaming Services (IGS), a San Diego-based cash-access provider to the gaming industry and a division of Borrego Springs Bank, N.A. The results of IGS have been included in the consolidated financial statements since the date of acquisition of February 28, 2006. Unaudited pro forma results of operations for the three and nine months ended September 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2006. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended September 30, 2006, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Commissions on credit card cash advances, ATMs and check cashing services	$25,819,648	$73,533,610
Net loss	$(2,786,847)	$(4,854,489)
Net loss per common share:
Basic	$(0.16)	$(0.28)
Diluted	$(0.16)	$(0.28)

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
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 127 gaming and 20 retail locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
ATM Cash Withdrawals
     The Company offers a full menu of ATM services to casinos and retailers. Through the Company’s standard ATMs and “All-In-1 ATMs,” vault cash for the operation of the ATM can be provided by the Company or directly by the casino or retailer. The Company processes ATM transactions through ATM networks with which the Company has licensing agreements. In addition, the Company provides ATM vault cash, maintenance and armored car service. In an ATM cash withdrawal, a gaming patron directly withdraws funds from his or her bank account by swiping an ATM card through one of the Company’s standard ATMs or “All-In-1 ATMs.” The Company’s processor then routes the transaction request through an electronic funds transfer network to the gaming patron’s bank. If the transaction is authorized, the ATM dispenses the cash to the gaming patron. Gaming patrons pay a fixed fee for ATM cash withdrawals.
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At September 30, 2007, there were 20 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
Joint Venture and Cashclub Product
     In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company anticipates developing products that allow customers to fund player accounts using credit and debit cards tied to a players club card, such that the player’s club card can be used in place of a credit or debit card to effectuate transactions within a casino for gaming, dining, retail purchases, and lodging under a license to a portfolio of patents from Scotch Twist. Bally Technologies and the Company will work together to develop the cashless product as well as market and sell the product, initially for use exclusively with Bally’s hardware and software interface and accounting systems, and will allocate the fees generated from the use of the jointly developed products among the Joint Venture partners. The Company is working with the card associations to ensure that the cashless product and process will comply with the card associations’ rules prior to full deployment into the marketplace. At this time, we can give no assurance that we will be able to implement the cashless product in a manner that will comply with all card associations’ rules.
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or Kiosk. Initial beta testing has ended. Revenues from the cashclub™ product in the beta phase were not material to the Company.
     The Company incurred research and development costs relating to the development of its Joint Venture product. The Company expensed $101,164 and $135,345 for the three months ended September 30, 2007 and 2006; and $409,958 and $135,345 for the nine months ended September 30, 2007 and 2006. Research and development costs relating to the Joint Venture product are included in other general and administrative expenses on the consolidated statement of operations. We do not anticipate that future research and development costs related to the Joint Venture will be material to us.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of September 30, 2007, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, approximately 94% of the Company’s ATM devices were operating on an internal Company-owned switch as of September 30, 2007. The new internal processing switch enables the Company to eliminate certain third party processing costs.
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
Recent Events
     On October 10, 2006, the Company issued and sold to certain institutional accredited investors an aggregate of $20.0 million in principal amount of senior secured convertible notes (the “Original Notes”) and five-year warrants (immediately exercisable) to purchase an aggregate of 312,500 shares of the Company’s common stock at $8 per share (the “Original Warrants”). The Original Notes bore interest at the rate of 6.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate was subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default and 7.50% in the event of certain interest test failures which were based on financial thresholds relating to Consolidated Revenue, Consolidated Earnings Before Interest, Tax, Depreciation, and Amortization (“EBITDA”), and Total Debt to EBITDA Ratio (when applicable). The maturity date of the Original Notes was October 10, 2011. The Company’s obligations under the Original Notes were collateralized by a security interest in substantially all of the Company’s assets. The Company used proceeds from the issuance and sale of the Original Notes for repayment of its two-year line of credit with Bank of America, N.A.
     On August 8, 2007, the note holders waived until August 20, 2007 any event of default arising under the Original Notes or any other note related documents as a result of the Company’s failure as of June 30, 2007 to meet the quarterly financial threshold in the note agreements relating to Consolidated EBITDA. The waiver was designed to provide a reasonable period of time for the Company and the note holders to reach an agreement on amending the Original Notes and the other related documents. As a result of the default, the Company reclassified the Original Notes from long term to short term debt as well as reclassified debt issuance costs from long term to current assets which were included in other current assets on the consolidated balance sheet as of June 30, 2007.
     On August 20, 2007, the Company entered into an amendment with each of its note holders as contemplated by the waiver. Pursuant to the amendment, the Company and each of the note holders agreed to, among other things, amend and restate the Original Notes (as amended, the “Amended Notes”), amend and restate the Original Warrants (as amended, the “Amended Warrants”), and amend certain provisions of other related documents.
     The Amended Notes differ from the Original Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $20.0 million to $22.0 million, (ii) the interest rate was increased from 6.5% per annum to 7.5% per annum, (iii) each note holder was given an additional right of optional redemption pursuant to which, on October 10, 2008, each note holder may require the Company to redeem a portion of the Conversion Amount (as defined in the Amended Notes) in an amount not to exceed the Maximum Redemption Amount, which is the portion of an Amended Note equal to the product of (x) $8 million and (y) the quotient of (a) the principal amount outstanding under such note holder’s Amended Note and (b) the aggregate principal amount outstanding under all of the Amended Notes, at a price equal to the Conversion Amount being redeemed, and (iv) the Company was given the right of mandatory redemption, pursuant to which, on October, 10, 2008, the Company may, if certain conditions set forth in the Amended Notes are satisfied or waived, redeem a portion of the Conversion Amount then remaining under the Amended Notes in an amount not to exceed the Maximum Redemption Amount, as described above, at a price equal to the product of (x) 130% and (y) the Conversion Amount being redeemed.
     The Amended Warrants differ from the Original Warrants in certain material respects, including, without limitation, (i) the aggregate number of shares of common stock underlying such warrants was increased from 312,500 shares to 487,500 shares, and (ii) the exercise price was reduced from $8.00 per share to $7.38 per share.

     The Company has applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and has determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company has recorded a debt extinguishment loss of $4.3 million representing the difference between the carrying value of the Original Notes and Warrants and the fair market value of the Amended Notes and Warrants for the three and nine months ended September 30, 2007. The $4.3 million debt extinguishment loss resulted from a $2.0 million increase in the aggregate principal amount of the Original Notes, $1.5 million and $0.5 million in write-offs of debt issuance costs and original issue discount relating to the Original Notes, respectively, and a $0.3 million increase in the value of the Amended Warrants and fair value of the additional warrants granted.
     The Company used the Black-Scholes pricing model (Black-Scholes) as of the grant date of the Amended Warrants to determine the fair market value of the Amended Warrants. The Company’s determination of fair value using Black Scholes is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the Amended Warrants.
     The original issue discount relating to the Original Notes has been expensed and there is no discount or beneficial conversion relating to the Amended Notes as of September 30, 2007.
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
Results of Operations
Three months ended September 30, 2007 compared to September 30, 2006
     Revenues for the quarter ended September 30, 2007 were $28.3 million compared to $26.0 million for the same period in 2006. The $2.4 million increase, which represents a 9% increase in 2007 revenues over 2006 revenues, is primarily due to the continued expansion of products and services to additional gaming operations as well as to an increase in overall transaction volume. The volume of transactions processed through our Cash Access Services during the quarter ended September 30, 2007 was $922 million compared to $788 million during the same period in 2006. We expand and win business relationships based on the Company’s focus on technology and superior service.
     Commissions increased by $1.9 million during the quarter ended September 30, 2007 to $16.9 million compared to $15.0 million during the same period in 2006, reflecting the rise in lower margin renewal and new customer contracts. Total processing costs decreased by $0.4 million compared to the same period last year, despite the 9% increase in revenues, reflecting the results of our efforts in transitioning to internal processing. Total check cashing costs decreased by $2.1 million compared to the same period last year reflecting greater expansion and utilization of our internal check cashing technologies at more properties, which has resulted in lower costs associated with our third party check guarantor. Armored carrier services increased by $0.1 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties. Payroll and related costs increased by $0.1 million reflecting stabilization in corporate headcount. Professional fees remained consistent with the same period last year primarily due to increases in audit and tax fees offset by decreases in management consulting fees. Other general and administrative expense decreased by $0.3 million primarily due to decreases in travel and transportation, elimination of bank charges associated with our previous line of credit, and less reliance on temporary labor. Depreciation and amortization remained largely unchanged as there were no significant additions, disposals or changes to capital items. Total operating expenses for the quarter ended September 30, 2007 were $29.0 million compared to $29.6 million for 2006 (or a $0.6 million decrease representing a 2% decrease in total operating expenses).
     Interest expense increased by approximately $0.7 million due to the increased amount of vault cash required to fund our ATMs and interest related to the Original Notes. The Company also recorded a loss on extinguishment of debt in the amount of $4.3 million representing the difference between the carrying value of the Original Notes and Warrants and the fair market value of the Amended Notes and Warrants during the quarter ended September 30, 2007.
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
     Loss before taxes was $6,434,942 for the quarter ended September 30, 2007 as compared to a net loss of $4,352,647 for the same prior year period. In prior year, the Company recorded a tax benefit of $1,565,800 for the third quarter of 2006. This was written off in the fourth quarter of 2006 when it was determined it was more likely than not the deferred tax assets would not be realized and therefore, a full valuation allowance was recorded.
     On a fully diluted basis, after-tax net loss of $$6,434,942 for the quarter ended September 30, 2007 was 23% of sales or ($0.35) per diluted common share, as compared to a net loss of $2,786,846 which was 11% of sales or ($0.16) per diluted common share for the same prior year period.
Nine months ended September 30, 2007 compared to September 30, 2006
     Revenues for the nine months ended September 30, 2007 were $80.5 million compared to $70.6 million for the same period in 2006. The $9.9 million increase, which represents a 14% increase in 2007 revenues over 2006 revenues, is primarily due to the continued expansion of products and services to additional gaming operations as well as to an increase in overall transaction volume. The volume of transactions processed through our Cash Access Services during the nine months ended September 30, 2007 was $2,650 million compared to $2,131 million during the same period in 2006. We expand and win business relationships based on the Company’s focus on technology and superior service.
     Commissions increased by $8.2 million during the nine months ended September 30, 2007 to $47.0 million compared to $38.8 million during the same period in 2006, reflecting the increase in lower margin renewal and new customer contracts. Total processing costs increased by $0.1 million compared to the same period last year, despite the 14% increase in revenues, reflecting the results of our efforts in transitioning to internal processing. Total check cashing costs decreased by $2.6 million compared to the same period last year primarily due to a significant shift from using a third party check guarantor to using our own internal check cashing technologies to guarantee checks and utilizing a third party for collections. As a result, we had significantly lower costs associated with our third party check guarantor, offset by an increase in bad debt reserve relating to our check cashing receivables. We expect check cashing costs to steadily decrease as we self-guarantee checks at more locations and continue to monitor collection rates and adjust bad debt reserve levels as appropriate. Armored carrier services increased by $0.3 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties. Payroll and related costs increased by $0.2 million for the nine month period reflecting stabilization in corporate headcount. Professional fees decreased by $0.6 million from the same period last year due to lower legal fees and less reliance on outside professional services during the current period, including expenditures for SOX 404 compliance work. Depreciation and amortization increased by approximately $0.5 million primarily due to depreciation on our newly implemented internal processing switch and more terminals added to new and existing locations. Interest expense increased by approximately $1.8 million due to the increased amount of vault cash required to fund our ATMs, interest related to the Original and Amended Notes, and amortization of the original issuance discount in connection with the Original Notes. The Company also recorded a loss on extinguishment of debt in the amount of $4.3 million representing the difference between the carrying value of the Original Notes and Warrants and the fair market value of the Amended Notes and Warrants during the quarter ended September 30, 2007. Total operating expenses for the nine months ended September 30, 2007 were $82.0 million compared to $76.1 million for 2006 (or a $5.9 million increase representing an 8% increase in total operating expenses).
     On a fully diluted basis, after-tax net loss of $9,781,341 for the nine months ended September 30, 2007 was 12% of sales or ($0.53) per diluted common share, as compared to a net loss of $4,810,504 which was 7% of sales or ($0.27) per diluted common share for the same prior year period.
Liquidity and Capital Resources
     At September 30, 2007, we had cash and cash equivalents of $19.2 million compared to $24.8 million at December 31, 2006. As of September 30, 2007, the Company had cash net of “Checks issued in excess of cash in bank” of $2.0 million. Cash used in operations totaled $1.4 million and cash provided from operations totaled $0.1 million during the nine months ended September 30, 2007 and 2006, respectively. As a result, the Company had working capital of approximately $11.7 million at September 30, 2007, compared to working capital of $13.5 million at December 31, 2006.
     On August 20, 2007, the Company entered into Amendment and Exchange Agreements (as more fully described in Note 12) with each of its note holders as contemplated by the waiver agreements obtained on August 9, 2007. Pursuant to the Amendment and Exchange Agreements, the Company and each of the note holders agreed to, among other things, amend and restate the senior secured convertible notes and warrants and amend certain provisions of the related transaction documents. The Amendment and Exchange Agreement included an increase in the aggregate principal amount of the Original Notes from $20.0 million to $22.0 million, modification of the quarterly Consolidated EBITDA financial threshold, an increase in the interest rate from 6.5% to 7.5%, a grant to the note holders of the right to require the Company to redeem a portion of the Amended Notes at face value on October 10, 2008, a grant to the Company of the right to redeem a portion of the Amended Notes at 130% of face value on October 10, 2008, a modification of the exercise price of the Original Warrants from $8.00 per share to $7.38 per share, and the issuance of new warrants to purchase an additional 175,000 shares.
     For the remainder of fiscal 2007, we expect our operating working capital requirements to increase as our sales and product development increase. Operating working capital includes settlements due from credit card processors totaling $11.6 million and $13.2 million, and settlement funds due from our ATM processor totaling $11.4 million and $12.1 million as of September 30, 2007 and December 31, 2006, respectively. We estimate capital expenditures for the fourth quarter of fiscal year 2007 of approximately $0.5 to $1.0 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. While we believe our current working capital and anticipated cash flows from operations will be adequate to meet our cash needs for daily operations and capital expenditures for at least the remaining fiscal year, we may seek alternative methods of raising additional capital subject to the terms of the Amended Notes and Warrants. If additional financing is necessary and we are unable to obtain such financing, we may be required to reduce the scope of our planned product development and expansion efforts, which could harm our business, financial condition and operating results. In the meantime, we will continue to manage our cash resources in a manner designed to ensure that we have adequate cash to fund our operations as well as explore capital savings measures such as leasing ATMs.
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

Interest Rate Risk
     We had $22.0 million in borrowings outstanding under our Amended Notes at September 30, 2007. The Amended Notes bear interest at the rate of 7.50% per annum, payable quarterly in arrears commencing on January 10, 2007. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. In the event of default under the Amended Notes, the interest rate would increase to 12.0% beginning on the date of default. The 450 basis points increase, if effective for an entire year and with all other factors remaining constant, would decrease earnings by approximately $1.0 million on a pre-tax basis.
     In addition, our vault cash arrangement with Fidelity Bank effective December 1, 2006 requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. The fees can be no less than 6.0% under any tier and requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At September 30, 2007, the prime rate was 7.75%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.2 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The fees can be no less than 7.0%. At September 30, 2007, the prime rate was 7.75%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     As of the quarter ended September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
     Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weaknesses in internal control over financial reporting and revenue cycles as described in our Annual Report on Form 10-K/A for the year ended December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at September 30, 2007. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of September 30, 2007, we believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
     Changes in Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2006, our management concluded that we had material weaknesses in internal controls over financial reporting relating to controls for the financial close and reporting and revenue cycles. Accordingly, and as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, management planned to implement certain remediation measures during the course of 2007. During the three months ended September 30, 2007, there were no outstanding remediation procedures to be implemented to strengthen our internal control over financial reporting relating to the material weaknesses reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006. The following is a summary of the remediation procedures completed in prior quarters during 2007:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable
Issuer Repurchases of Equity Securities
     We did not repurchase any equity securities of Cash Systems, Inc. during the three months ended September 30, 2007. In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Waiver dated August 9, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (1)

10.2	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highbridge International LLC (1)

10.3	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP (1)

10.4	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP (1)

10.5	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (1)

10.6	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (2)

10.7	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP (2)

10.8	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP (2)

10.9	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (2)

10.10	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highbridge International LLC (2)

10.11	Form of Amended and Restated Senior Secured Convertible Note (2)

10.12	Form of Amended and Restated Warrant to Purchase Common Stock (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on August 9, 2007, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on August 21, 2007, and incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)
DATE: November 9, 2007

By:	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (principal financial officer)
DATE: November 9, 2007
EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit
Number	Description
10.1	Waiver dated August 9, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (1)

10.2	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highbridge International LLC (1)

10.3	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP (1)

10.4	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP (1)

10.5	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (1)

10.6	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (2)

10.7	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP (2)

10.8	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP (2)

10.9	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (2)

10.10	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highbridge International LLC (2)

10.11	Form of Amended and Restated Senior Secured Convertible Note (2)

10.12	Form of Amended and Restated Warrant to Purchase Common Stock (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on August 9, 2007, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on August 21, 2007, and incorporated herein by this reference.