Form 10-K
period 2007-12-31
CASH SYSTEMS INC
filed 2008-04-01
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2007 was $70,692,508.
     The number of shares of the registrant’s common stock outstanding as of March 12, 2008 was 18,464,913.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders (Part III).

CASH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

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
Industry and Products
     We provide credit/debit card cash advance (“CCCA”), ATM and check cashing solutions (“Cash Access Services”). These products are the primary means by which casinos make cash available to gaming patrons. We also provide casinos with ancillary services such as on-line reporting, which enhances their ability to monitor player activity and market to gaming patrons. During 2007, our Cash Access Services were used at 113 gaming locations and 19 retail locations nationwide. Revenue generated from our retail customers has accounted for less than 1% of our total revenue in each of the past five years.
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 132 locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
Check Cashing Solutions
     We also offer two check cashing solutions to the gaming industry. First, we provide casinos with full service check cashing. With full service check cashing, we are given space within a casino to operate a check cashing booth. Our employees manage the booth, our cash is used to cash checks, and we retain customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2007, there were approximately 20 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
Joint Venture Agreement and Powercash Product
     In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company has developed a product that allows customers to fund player accounts using credit and debit cards tied to a players club card, such that the player’s club card can be used in place of a credit or debit card to effectuate transactions within a casino for gaming, dining, retail purchases, and lodging under a license to a portfolio of patents from Scotch Twist. Bally Technologies and the Company have worked together to develop the cashless product as well as market and sell the product, initially for use exclusively with Bally’s hardware and software interface and accounting systems, and will allocate the fees generated from the use of the cashless product among the Joint Venture partners. The Company has worked with the card associations to ensure that the cashless product and process comply with the card associations’ rules prior to full deployment into the marketplace.
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or kiosk. Initial beta testing ended in April 2007. Revenues from the cashclub™ product in the beta phase were not material to the Company.
     On November 26, 2007, the Company announced the implementation of the Joint Venture’s cashless product at Fantasy Springs Resort Casino. Once patrons enroll in the casino player’s club program with the Company’s powercash functionality, they are able to access funds from their desired credit, debit or checking accounts while sitting at the gaming device. Players can request funds from the designated financial account, transfer those funds into their player’s club account and then transfer down to the gaming device the amount of money that they want to use.
     The Company incurred research and development costs relating to the development of its Joint Venture product. For the years ended December 31, 2007, 2006, and 2005, the Company expensed $555,255, $91,207, and $0, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. We do not anticipate that future research and development costs related to the Joint Venture will be material to us.

The Casino Gaming Market
     Casino gaming in the United States has expanded significantly in recent years. There are now 48 states offering some form of legalized gaming including casinos, racinos, pari-mutuel wagering, lotteries and the like. The growth in the gaming industry has resulted from the legalization of gaming in additional jurisdictions and the opening of new casinos in existing markets, as well as from an overall increase in gaming activity. There are over 900 casinos in the United States, comprised of tribal owned and commercially operated casinos. We do not believe that the number of states which permit gaming on Native American land will increase significantly in the future. Future growth is expected to result principally from increased gaming in jurisdictions which currently permit casino gaming. The overall trend is towards gaming as a form of entertainment.
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
Customers
     We presently provide our Cash Access Services to a combination of commercial and Native American owned casinos predominately located in the United States, as well as to vendors who themselves contract directly with casinos for such services. During 2007, approximately 60% of the casinos serviced are with Native American Tribal operated casinos and the remaining are with commercially operated casinos.
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
     If a holder of five percent or more of our capital stock does not agree to these requirements, we may redeem all or a portion of that stockholder’s shares by paying fair market value for the shares after giving the holder 30 days notice of such redemption. The redemption price may be paid, at the discretion of our Board of Directors, in cash or securities having a fair market value equal to the value of the capital stock being redeemed. Management believes that this procedure will give us flexibility to ensure compliance with gaming regulations of the jurisdictions in which we may seek gaming licenses.
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
Financial Services Regulation
     Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (1) internal policies, procedures, and controls designated to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. We augmented our anti-money laundering program and performed independent testing to evaluate the effectiveness of the program in 2007.
     In addition, the Cash Access Services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act (“BSA”). For example, in gaming establishments where we staff and operate booths, and are the direct provider of our Cash Access Services to gaming patrons, we are required to file on a timely basis a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network of any suspicious transaction relevant to a possible violation of law or regulation. A SAR must be filed when a business knows, suspects, or has reason to suspect that a transaction or pattern of transactions: involves funds derived from illegal activity; is intended or conducted in order to hide or disguise such funds so as to evade or violate any federal law or regulation; serves no business or apparent lawful purpose; or is intended to facilitate criminal activity. In gaming establishments where we staff and operate booths, we are also required to file a Currency Transaction Report (“CTR”) for transactions, which individually or in the aggregate, exceed $10,000 during any rolling 24-hour period.
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
Proprietary Rights
     We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. These legal protections and arrangements afford only limited protection of our proprietary rights, and there is no assurance that our competitors will not independently develop or license products, services, or capabilities that are substantially equivalent or superior to ours. We have received one patent and have applied for nine additional patents for our developed intellectual property, and we expect to apply for additional patents as an ongoing practice. No assurances can be made as to whether the patents will be granted or if they will provide financial benefit to us in the future.
Dependence on Major Customers
     During the years ended December 31, 2007, 2006, and 2005, the following customers accounted for more than 10% of our total revenues:

Major Customers 2007	% of Total Revenue
The Seminole Tribe of Florida	25%
Chickasaw Nation	10%

Total	35%

Major Customers 2006	% of Total Revenue
The Seminole Tribe of Florida	27%

Major Customers 2005	% of Total Revenue
The Seminole Tribe of Florida	29%
Ho-Chunk Nation	10%

Total	39%
     We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida, and we contract with Ho-Chunk Nation and Chickasaw Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006. We have provided Cash Access Services to Ho-Chunk Nation and Chickasaw Nation since May 2003 and March 2005, respectively. There can be no assurance that these contracts will be renewed after their terms expire.
     On February 6, 2008, Michael D. Rumbolz, CEO of the Company was appointed to serve on the Board of Directors of Seminole Hard Rock Entertainment, Inc. and as a Manager of Seminole Hard Rock International, LLC, each of which is an affiliate of The Seminole Tribe of Florida.
Employees
     Our executive offices are based in Las Vegas, Nevada, where we currently employ 34 people; our satellite offices in Burnsville, Minnesota and San Diego, California employ 33 and 10 people, respectively; we employ approximately 275 people in total including employees at our check cashing booths.
     On January 31, 2008, we formally closed our San Diego facility which was primarily used as a technical assistance center and for warehousing. The lease expiration of June 2008 for the San Diego facility remains unchanged.
Available Information
     We make available, free of charge, on the Investor Relations section of our Web site (http://www.cashsystemsinc.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.
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
Risks Related to Our Business
We have operating losses in consecutive years
     We have incurred net losses of $15.4 million, $10.0 million, and $3.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. Losses are likely to continue unless we are able to increase our overall gross margins through negotiation of more favorable renewal and new customer contracts, increase revenues through normal growth channels including organic and new product-based growth, and decrease overall expenses. We have built an infrastructure to scale to these types of margin and revenue increases, but cannot provide any assurance that growth or cost savings objectives will be achieved. If we are unable to negotiate more favorable contracts, meet revenue growth objectives, or sufficiently control costs, it may have a material adverse effect on our business, financial condition, and results of operations.
The report of our independent registered public accounting firm includes a going concern uncertainty explanatory paragraph and we will need additional funding to support our operations during 2008
     We have net losses in consecutive years, have used $1.7 million of cash in operations during the fiscal year ended December 31, 2007, and have an accumulated deficit of $27.3 million and net working capital deficit of $4.5 million at December 31, 2007. Because we have not identified sources of capital and due to recurring losses, negative cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expresses substantial doubt about our ability to continue as a going concern. In addition, the holders of our senior secured convertible notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.
Our senior secured convertible notes contain financial and other restrictive covenants that limit our ability to raise financing and engage in activities that may be in our long-term best interests.
     Our senior secured convertible notes contain financial and other restrictive covenants that limit our ability to raise financing through prohibitions on our incurring senior debt and through the note holders’ rights of first offer on most equity financings. The notes also contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
If we are obligated for any reason to repay our outstanding senior secured convertible notes, we would be required to deplete our working capital and/or raise additional funds. If we are unable to repay our senior secured convertible notes, the holders of these notes would be entitled to foreclose on substantially all of our assets which secure the repayment of such notes.
     On October 10, 2006, we issued and sold $20.0 million in aggregate principal amount of senior secured convertible notes. On August 20, 2007, we amended and restated the senior secured convertible notes to, among other things, increase the aggregate principal amount from $20.0 million to $22.0 million. On March 14, 2008, we further amended and restated the senior secured convertible notes to, among other things, increase the aggregate principal amount from $22.0 million to $24.2 million. These notes are due and payable on October 10, 2011, unless sooner converted into shares of our common stock. Upon the occurrence of an event of default or change of control, we could be required to repay these notes prior to maturity at a premium equal to up to 120% of the principal amount outstanding, together with accrued interest on the outstanding principal balance of these notes. If we are obligated for any reason to repay these notes in full, we would be required to use our limited working capital and/or raise additional funds. If we are unable to repay these notes, together with the applicable redemption premium, when required, the holders of these notes could foreclose on substantially all of our assets which secure the repayment of such notes.
Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and would constitute an event of default under our senior secured convertible notes.
     Our common stock is listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Recently our stock has traded below $1.00, and if we fail to comply with the listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock would constitute an event of default under our senior secured convertible notes and could also materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.
Our pursuit of strategic alternatives may lead to uncertainty or may not be successful.
     On March 17, 2008, we issued a press release announcing a comprehensive review of strategic alternatives to enhance stockholder value. There can be no assurance that the exploration of strategic alternatives will result in any transaction. During the process, there may be risks that certain customers, employees, and business partners may react negatively to the uncertainty of the process. These same constituencies may react negatively in the event the process does not result in any transaction. The pursuit of strategic alternatives may also involve significant expenses and management time and attention, and otherwise disrupt our business.
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
     We cannot provide Cash Access Services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. The Bancorp, Inc. (formerly BankFirst) currently sponsors us into the card associations. In the event we lose our sponsorship by The Bancorp, Inc. into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We may not be able to obtain alternate sponsorship. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business and operating results.
Because of our dependence on certain customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
     During the years ended December 31, 2007, 2006, and 2005, the following customers accounted for more than 10% of our total revenues:

Major Customers 2007	% of Total Revenue
The Seminole Tribe of Florida	25%
Chickasaw Nation	10%

Total	35%

Major Customers 2006	% of Total Revenue
The Seminole Tribe of Florida	27%

Major Customers 2005	% of Total Revenue
The Seminole Tribe of Florida	29%
Ho-Chunk Nation	10%

Total	39%
     We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida, and we contract with Ho-Chunk Nation and Chickasaw Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006. We have provided Cash Access Services to Ho-Chunk Nation and Chickasaw Nation since May 2003 and March 2005, respectively. There can be no assurance that these contracts will be renewed after their terms expire. In addition, loss or financial hardship experienced by, or a substantial decrease in revenues from The Seminole Tribe of Florida, Ho-Chunk Nation, Chickasaw Nation, or any of our other top customers could have a material adverse effect on our business, financial condition and results of operations. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
     We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. In most of the contracts, either party may cancel the agreement for “cause” if a breach is not cured within thirty days. In addition, some of the contracts are terminable upon 30 days advance notice and some either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. Our customer agreements generally do not contain financial covenants and doubt as to our ability to continue as a going concern is not considered to be “cause” under those agreements. Still, customers who are uncertain about our ability to continue to provide Cash Access Services may seek to terminate agreements or seek concessions, which would further impair our cash flows, revenues and financial condition. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer.
An unexpected increase in returned checks could adversely affect our check cashing business.
     We recorded bad debt expense of $5.4 million and $0.5 million relating to the receivables from collection agency for the years ended December 31, 2007 and 2006, respectively. We currently self-guarantee a significant portion of checks cashed at our various casino locations through the use of our internal check cashing technology and utilize a third party collection agency to collect on dishonored checks. For dishonored checks that are self-guaranteed, we forward the checks to the collections agency which attempts to collect on the checks for certain periods based on terms set forth in the service contract. When the collection agency has exhausted its collection efforts, the checks are forwarded to a third party attorney network for legal action. The aggregate dollar amount to which we are exposed for dishonored checks is a function of the face amount of checks. The substantial increase in bad debt expense in 2007, most of which arose in the fourth quarter, which management believes in large part reflects the weakening U.S. economy, had a material adverse affect on our business, cash flows and results of operations. As a result of the recent increase in bad debt expense, we have adopted more conservative assumptions for establishing bad debt reserves. In any case, if the high level of bad debt expense continues throughout 2008 whether due to an increase in the volume of returned checks, worsening collections efforts, and/or deteriorating market and economic conditions, it would continue to have a material adverse effect upon our business, cash flows, and results of operations.
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
     We use technology in operating our business, and our success depends on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws, as well as the terms of license agreements with third parties, to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We have been issued a patent for system and method for performing a quasi-cash transaction, U.S. Patent No. 6,951,302. At the same time, our products may not be patentable in their entirety or at all. For example, although we currently have nine inventions that are the subject of patent applications pending in the United States Patent and Trademark Office, we can provide no assurance that these applications will become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.
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
     A significant portion of our Cash Access Services is processed as transactions subject to the extensive rules and regulations of the two leading card associations, MasterCard International and Visa U.S.A. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with our sponsoring bank and/or the card associations regarding our compliance with their rules and regulations. The rules and regulations of the card associations may not always expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. From time to time we also face technical compliance issues, e.g. the format of data submission files. We expect to continue to face and resolve issues such as these in the ordinary course of business, which we do not believe will result in a material adverse impact on our operations. The card associations modify their rules and regulations from time to time. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain card transactions is not in continued compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain card transactions, we may be forced to modify the manner in which we operate which may increase our costs, or cease processing certain types of cash access transactions altogether, either of which could have a material negative impact on our business. As an example of the card associations amending their regulations, we are now required to comply with the Payment Card Industry (PCI) Data Security Standard. Although we have developed and implemented a detailed plan for the PCI Data Security Standard and were found to be in compliance, we may be subject to substantial penalties and fines if we do not maintain compliance with this standard.
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
     For the year ended December 31, 2007, approximately 60% of the casinos that we serviced were Native American owned casinos. The Tribes are sovereign nations which may determine their own rules, regulations and dispute processes. The only limitation on the Tribal jurisdiction is the Gaming Compact, adopted by the particular state within which the Tribe’s casino is located, which the Tribe has signed to authorize the opening of its casino. Our contracts with the Tribal casinos are subject to approval by the Tribal Council, the political governing body of the Tribe, and the Tribal Gaming Commission. Any change in the make-up of the Tribal Council membership, due to elections, resignations, or other means may result in a termination or non-renewal of our contract or license, or both. The Tribal Gaming Commissions have authority to regulate all aspects of casino operations, including vendor selection and licensing. Failure to maintain compliance with all requirements of the Tribal Gaming Commission may result in the loss of our license and subsequently the loss of the contract.
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
     We are obligated to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. Our management and our independent accounting firm Virchow, Krause & Company, LLP, have each concluded that we had a material weakness in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB standards, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition. Also, we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

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
     We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state, local and Native American Tribal Council levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions, any one of which could have a material adverse effect on our business, financial condition and results of operations. With a majority of our customers being Native American Tribal gaming operations we are subject to regulatory and contractual approval by Tribal authorities. As sovereign nations, the Tribal customers have broad powers and significant discretion regarding termination or renewal of the licenses and contracts. Any disputes arising regarding a license or contract must be resolved through the Tribal judicial system. We cannot guarantee that any new gaming license or related approval that may be required in the future will be granted, or that our existing licenses will not be revoked, suspended or limited or will be renewed. If additional gaming-related regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future.
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
     All of our Cash Access Services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The Cash Access Services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In gaming establishments where we provide our Cash Access Services directly to gaming patrons at satellite cashiers or booths that we staff and operate, we are required to file Currency Transaction Reports or Suspicious Activity Reports on a timely basis. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers.
     In the event that any regulatory authority determines that the manner in which we provide Cash Access Services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide Cash Access Services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions altogether. We may also be subject to substantial civil and criminal penalties and fines if we fail to comply with applicable rules and regulations. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
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
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or SOX, and the rules and regulations of The NASDAQ Global Market. We have been subject to the Exchange Act since 2001 and provisions of SOX since 2005, as a result of the change in ownership control. The requirements of these rules and regulations have increased our accounting, legal and financial compliance costs, made some activities more difficult, time-consuming or costly and have placed significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS
     None.

Item 2.	PROPERTIES
     The following table sets forth the location, principal use and size of each of our facilities:

		Building
		Square
Location	Use	Feet
Las Vegas, Nevada	Administrative, sales, finance and IT offices	8,300
Burnsville, Minnesota	Call center, technical support and warehousing	8,717
San Diego, California	Call center, technical support and warehousing	5,725
     We lease our Las Vegas, Nevada facility pursuant to a lease agreement, the term of which expires in July 2010, our San Diego facility pursuant to a lease agreement, the term of which expires in June 2008 and our Burnsville, Minnesota facility pursuant to a lease agreement, the term of which expires in June 2010. In addition to these facilities, we occupy space within certain casinos pursuant to financial services agreements in order to provide full service check cashing. The casino receives commissions based on the transactions that we process at the casino, but no direct lease payments are made for the space provided. Our employees manage the booth, but the casino operator maintains ownership of the facility. The existing locations are sufficient for the Company’s needs at present and will be assessed on an ongoing basis.
     On January 31, 2008, we formally closed our San Diego facility which was primarily used as a technical assistance center and for warehousing. The lease expiration of June 2008 for the San Diego facility remains unchanged.

Item 3.	LEGAL PROCEEDINGS
     We are involved in various claims and lawsuits arising in the normal course of business. We do not expect any of these claims, individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

Item. 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
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
     The following table shows the range of high and low sales prices (based on daily closing price) for our common stock for the periods indicated.

	Price Range
	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$6.96	$5.03	$9.00	$6.21
June 30	6.81	5.50	7.90	6.30
September 30	7.38	5.32	7.63	5.91
December 31	6.37	4.06	7.29	5.85
Holders
     The number of direct record holders of our common stock as of March 12, 2008 was approximately 120. This does not include an indeterminate number of stockholders who may hold their shares in “street name.”
Dividends
     We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. In addition, our senior secured convertible notes prohibit our payment of dividends without the prior written consent of the note holders representing not less than two-thirds of the aggregate principal amount of the then outstanding notes.

Stock Performance Graph
     The following graph compares the performance of an investment in the Company’s common stock from December 31, 2002 through December 31, 2007, assuming $100 was invested on December 31, 2002, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index; (iii) the stocks included in the Nasdaq U.S. Index; and (iv) the stocks included in the Dow Jones U.S. Gambling Index. No cash dividends have been declared on the Company’s common stock since the stock commenced trading. The comparisons in this graph are not intended to forecast or be indicative of possible future performance of the Company’s common stock.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Cash Systems, Inc.	258.50	27.48	-4.05	-16.88	-39.37
S&P SmallCap 600 Index	38.79	22.65	7.68	15.12	-0.30
Nasdaq U.S. Index	50.36	8.41	2.20	10.27	9.92
Dow Jones U.S. Gambling Index	54.64	33.09	1.44	45.71	14.80

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Cash Systems, Inc.	100	358.50	457.00	438.50	364.50	221.00
S&P SmallCap 600 Index	100	138.79	170.22	183.30	211.01	210.38
Nasdaq U.S. Index	100	150.36	163.00	166.58	183.68	201.91
Dow Jones U.S. Gambling Index	100	154.64	205.81	208.77	304.21	349.24
Issuer Repurchases of Equity Securities
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the years ended December 31, 2007 and 2006. Our senior secured convertible notes prohibit us from repurchasing shares of our common stock without the prior written consent of the note holders representing not less than two-thirds of the aggregate principal amount of the then outstanding notes.

Recent Sales of Unregistered Securities
     None.
Item 6. SELECTED FINANCIAL DATA
     The Selected Financial Data presented below has been derived from our audited Consolidated Financial Statements for the years indicated and should be read in conjunction with the Consolidated Financial Statements and related notes set forth elsewhere herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2007	2006	2005	2004	2003
Statement of Operations Data:

Commissions Revenue	104,857	95,737	63,166	48,411	32,728

Total Operating Expenses	110,698	100,015	68,902	44,613	30,386

Income (Loss) from Operations	(5,841)	(4,278)	(5,736)	3,798	2,342

Total Other Income (Expense)	(9,542)	(3,453)	(387)	(248)	(545)

Income (Loss) before Income Taxes	(15,383)	(7,731)	(6,123)	3,549	1,797

Provision for (Benefit from) Income Taxes	—	2,288	(2,357)	1,366	142

Net Income (Loss)	(15,383)	(10,018)	(3,765)	2,183	1,655

Net Income (Loss) per Common Share — Basic	(0.84)	(0.57)	(0.23)	0.14	0.13

Net Income (Loss) per Common Share — Diluted	(0.84)	(0.57)	(0.23)	0.14	0.12

Weighted Average Common Shares outstanding — Basic	18,353	17,578	16,606	15,073	12,741

Weighted Average Common Shares outstanding — Diluted	18,353	17,578	16,606	16,131	13,501

	2007	2006	2005	2004	2003
Balance Sheet Data (at end of period):

Current assets	52,251	55,923	43,990	27,367	5,393

Current liabilities	56,702	42,415	33,158	12,077	4,544

Working capital (deficit)	(4,451)	13,508	10,832	15,290	849
Current ratio	0.9 to 1	1.3 to 1	1.3 to 1	2.3 to 1	1.2 to 1

Total assets	68,876	76,516	51,435	31,615	7,702

Long-term liabilities	9,900	20,035	1,092	797	436

Stockholders’ equity	2,274	14,065	17,185	18,741	2,723

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes to the consolidated financial statements, and the other information included or incorporated by reference herein.
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
Credit Card Cash Advances and POS Debit Card Transactions
     Our CCCA products, which are comprised of both “All-In-1 ATMs” and Company kiosks which house point-of-sale (“POS”) terminals, have been installed at 113 gaming and 19 retail locations. Our CCCA products allow gaming patrons to obtain cash from their credit card, or checking account in the case of debit transactions, through the use of our software and equipment.
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
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At December 31, 2007, there were 20 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
Joint Venture Agreement and Powercash Product
     In April 2006, the Company entered into a joint venture agreement with Bally Technologies, Inc. and Scotch Twist, Inc. (“Joint Venture”). Through the Joint Venture, the Company has developed a product that allows customers to fund player accounts using credit and debit cards tied to a players club card, such that the player’s club card can be used in place of a credit or debit card to effectuate transactions within a casino for gaming, dining, retail purchases, and lodging under a license to a portfolio of patents from Scotch Twist. Bally Technologies and the Company have worked together to develop the cashless product as well as market and sell the product, initially for use exclusively with Bally’s hardware and software interface and accounting systems, and will allocate the fees generated from the use of the cashless product among the Joint Venture partners. The Company has worked with the card associations to ensure that the cashless product and process comply with the card associations’ rules prior to full deployment into the marketplace.
     As an initial step in the development of the Joint Venture’s cashless product and to test gaming patron acceptance of a players club card, in October 2006, the Company commenced beta testing of the cashclub™ product, which enables cash access through the use of a players club card at an ATM or kiosk. Initial beta testing ended in April 2007. Revenues from the cashclub™ product in the beta phase were not material to the Company.
     On November 26, 2007, the Company announced the implementation of the Joint Venture’s cashless product at Fantasy Springs Resort Casino. Once patrons enroll in the casino player’s club program with the Company’s powercash functionality, they are able to access funds from their desired credit, debit or checking accounts while sitting at the gaming device. Players can request funds from the designated financial account, transfer those funds into their player’s club account and then transfer down to the gaming device the amount of money that they want to use.
     The Company incurred research and development costs relating to the development of its Joint Venture product. For the years ended December 31, 2007, 2006, and 2005, the Company expensed $555,255, $91,207, and $0, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. We do not anticipate that future research and development costs related to the Joint Venture will be material to us.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of December 31, 2007, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, virtually all of the Company’s ATM devices are operating on an internal Company-owned switch as of December 31, 2007. The internal processing switch enables the Company to eliminate third party processing costs by settling transactions directly with its network payers.
     Due to the change to internal processing, a one to three day timing lag exists between the time the advance occurs and the Company is reimbursed by the network payers. The effect of this change has been reflected in the Company’s consolidated balance sheets as settlements due from credit card and ATM processors as well as the associated payables due to customer accounts which are reflected in other accrued expenses.
Recent Developments
Second Amended and Restated Notes and Warrants
     On March 14, 2008, the Company entered into a Second Amendment and Exchange Agreement with each of its note holders (each, a “Second Amendment and Exchange Agreement” and collectively, the “Second Amendment and Exchange Agreements”) pursuant to which the Company and each of the note holders agreed to, among other things, amend and restate the Senior Secured Convertible Notes, as previously amended and restated in August 2007 (the “First Amended and Restated Notes”), amend and restate the Warrants to Purchase Common Stock, as previously amended and restated in August 2007 (the “First Amended and Restated Warrants”), and amend certain provisions of the other Transaction Documents.
     The Senior Secured Convertible Notes, as amended and restated on March 14, 2008 (the “Second Amended and Restated Notes”) differ from the First Amended and Restated Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $22.0 million to $24.2 million, (ii) the conversion price was reduced from $8.00 per share to $2.51 per share, (iii) the conversion price may be further reduced by the note holders at any time on or before April 22, 2008 to 120% of the arithmetic average of the weighted average price of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008, (iv) the aggregate amount that the note holders may require the Company to redeem, and the aggregate amount that the Company may elect to redeem, on October 10, 2008 was increased from $8 million to $12.1 million, (v) the financial covenants based on Consolidated Total Debt to EBITDA (as defined in the First Amended and Restated Notes) were eliminated and the financial covenants based on Consolidated Revenue and Consolidated EBITDA (as defined in the Second Amended and Restated Notes) were modified to apply starting with the quarter ending March 31, 2009, and (vi) the interest rate will be increased by 1.5% per annum from and after the occurrence of any Dilutive Issuance Event (as defined in the Second Amended and Restated Notes). As a result of the March 14, 2008 amendment and restatement of the notes, the Company has reclassified $12.1 million of the Second Amended and Restated Notes from long term to short term debt on the consolidated balance sheet.
     The Warrants to Purchase Common Stock, as amended and restated on March 14, 2008 (the “Second Amended and Restated Warrants”) differ from the First Amended and Restated Warrants in certain material respects, including, without limitation, (i) the exercise price was reduced from $7.38 per share to $2.49 per share, and (ii) the exercise price may be further reduced by the note holders at any time on or before April 22, 2008 to 120% of the arithmetic average of the Weighted Average Price (as defined in the Second Amended and Restated Notes) of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008.
     The Second Amended and Restated Notes and the Second Amended and Restated Warrants contain various limitations on the number of shares of our common stock that may be issued upon conversion of the Second Amended and Restated Notes and upon exercise of the Second Amended and Restated Warrants. No note holder may convert its Second Amended and Restated Notes or exercise its Second Amended and Restated Warrants to the extent such conversion or exercise would cause such holder, together with such holder’s affiliates, to own more than 9.99% of our common stock following such conversion or exercise. In addition, in order to comply with the rules of The NASDAQ Stock Market, if the note holders make a Holder Conversion Price Adjustment Election (as such term is defined in the Second Amended and Restated Notes), we may not issue more than an aggregate of 3,755,154 shares of our common stock to the note holders without the prior approval of our stockholders. If the note holders do not make a Holder Conversion Price Adjustment Election, the exercise price of the Second Amended and Restated Notes may not be adjusted to less than $2.51 per share and the conversion price of the Second Amended and Restated Warrants may not be adjusted to less than $2.49 per share (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
     The Company will evaluate the financial statement effect of the March 14, 2008 amendment and restatement of the notes and warrants in its quarter ending March 31, 2008. See Note 15 for further information related to the senior convertible secured notes. The Company will finalize the debt extinguishment expense upon the final terms of the stock price and conversion rate and record in the quarter ending March 31, 2008.
Going Concern
     We have net losses in consecutive years, have used $1.7 million of cash in operations during the fiscal year ended December 31, 2007, and have an accumulated deficit of $27.3 million and net working capital deficit of $4.5 million at December 31, 2007. Because we have not identified sources of capital and due to recurring losses, negative cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expresses substantial doubt about our ability to continue as a going concern. In addition, the holders of our senior secured convertible notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations.
Strategic Alternatives
     On March 17, 2008, we issued a press release announcing a comprehensive review of strategic alternatives to enhance stockholder value. There can be no assurance that the exploration of strategic alternatives will result in any transaction. During the process, there may be risks that certain customers, employees, and business partners may react negatively to the uncertainty of the process. These same constituencies may react negatively in the event the process does not result in any transaction. The pursuit of strategic alternatives may also involve significant expenses and management time and attention, and otherwise disrupt our business.

Results of Operations
     The following table presents, for the fiscal years indicated, selected items from the consolidated statements of operations expressed as a percentage of total sales and service fees and the year-to-year percentage changes in the dollar amounts of those items.

	Percentage of Revenues			Year-to-Year % Change
	2007	2006	2005	07 vs. 06	06 vs. 05

Commissions Revenue	100%	100.0%	100.0%	9.5%	51.6%
Total Operating Expenses	105.6%	104.5%	109.1%	10.7%	45.2%
Loss from Operations	-5.6%	-4.5%	-9.1%	36.5%	25.4%
Total Other Income (Expense)	-9.1%	-3.5%	-0.6%	176.4%	792.6%
Loss before Income Taxes	-14.7%	-8.0%	-9.7%	99.0%	26.3%
Provision for Income Taxes	0.0%	2.4%	-3.7%	100.0%	197.1%
Net Loss	-14.7%	-10.4%	-6.0%	-53.5%	-166.1%
2007 Compared With 2006
     Revenues for the year ended December 31, 2007 were $104.9 million compared to $95.7 million for the same period in 2006. The $9.2 million increase or a 9.5% increase in 2007 revenues over 2006 revenues is primarily due to an increase in overall transaction volume. The volume of transaction dollars processed through our Cash Access Services during the year ended December 31, 2007 was $3.5 billion compared to $2.9 billion during the same period in 2006. The volume increase was primarily driven by our ATM and check cashing transactions.
     Commissions increased by $7.1 million during the year ended December 31, 2007 to $60.0 million compared to $52.9 million during the same period in 2006 which was directly related to the Company’s increased transaction volume at existing locations as services were expanded. Total processing costs increased by only $0.1 million compared to the same period last year, despite the 9.5% increase in revenues, reflecting the results of our switch to internal processing. Total check cashing costs showed an overall increase of $2.6 million compared to the same period last year primarily due to an increase in bad debt reserve on our receivables from collection agency, slightly offset by lower costs associated with our third party check guarantor as we shifted from using a third party check guarantor to using our own internal check cashing technologies to guarantee checks and utilizing a third party for collections. We continue to monitor collection rates and adjust bad debt reserve levels as appropriate based on historical data and current market conditions. Armored carrier services increased by $0.3 million primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties.
     Payroll and related costs increased by $0.8 million for the year primarily due to more restricted stock awards granted during the year. Professional fees decreased by $0.9 million from the same period last year due to lower general legal fees and less reliance on outside professional services, including expenditures for SOX 404 compliance work. Other General and Administrative expenses increased by $0.2 million over prior year primarily due to an impairment charge on our intangible assets related to non-renewal of an IGS contract. Depreciation and amortization increased by approximately $0.6 million primarily due to depreciation on our internal processing switch and more terminals added to new and existing locations.
     Total operating expenses for the year ended December 31, 2007 were $110.7 million compared to $100.0 million for 2006 (or a $10.7 million increase representing an 11% increase in total operating expenses).
     Interest expense increased by approximately $1.7 million due to the increased amount of vault cash required to fund our ATMs and interest related to the Senior Secured Convertible Notes. The Company also recorded a loss on extinguishment of debt during the year ended December 31, 2007 in the amount of $4.3 million representing the difference between the carrying value of the Senior Secured Convertible Notes prior to the August 2007 amendment and restatement and the fair market value of the Senior Secured Convertible Notes as amended and restated in August 2007 (the “First Amended and Restated Notes”).
     On a fully diluted basis, after-tax net loss of ($15,383,035) for the year ended December 31, 2007 was 15% of sales or ($0.84) per diluted common share, as compared to a net loss of ($10,018,412) which was 11% of sales or ($0.57) per diluted common share for the same prior year period.
2006 Compared With 2005
     Revenues for the year ended December 31, 2006 were $95.7 million compared to $63.2 million for the same period in 2005. The $32.6 million increase or a 51.6% increase in 2006 revenues over 2005 revenues, is due to the continued expansion of products and services to additional gaming operations and includes the accretive effect of acquiring IGS during the first quarter of 2006. IGS contributed $16.2 million of revenue during 2006. The volume of transaction dollars processed through our Cash Access Services during the year ended December 31, 2006 was $2.9 billion compared to $2.0 billion during the same period in 2005. We expand and win business relationships based on the Company’s focus on technology and superior service and expect to be successful in our bids to win new contracts as well as expand offerings under existing contracts.
     Commissions, processing costs, check cashing costs and armored car services increased by approximately $24.7 million which was directly related to the Company’s revenue growth from new locations and increased transaction volume at existing locations as we expanded our services.
     Total operating expenses for the year ended December 31, 2006 were $100.0 million compared to $68.9 million for 2005. The $31.1 million, or 45% increase in operating expenses over the comparable period in 2005, was due primarily to the increased amount of transactions and expansion of our business to additional locations. $3.1 million of operating expenses were attributable to IGS.
     Payroll and related costs also increased by nearly $2.4 million as headcount increased by 40 employees mostly relating to an increase in the number of booth operations personnel as well as the addition of higher paid technical engineers required for our new product development. The IGS acquisition contributed $0.9 million to the increase.
     Management and the Board of Directors made a concerted effort to correct a material weakness in our system of internal controls identified in the prior year. We increased payroll costs in the finance and accounting departments this past year in order to enhance our internal control processes and technical expertise. The Company hired an experienced compliance director to ensure that our internal controls were in place and to test the operating effectiveness throughout the year. Management plans to continue its efforts in this area going forward.
     Other General and Administrative expenses increased by $2.6 million over prior year. IGS contributed $0.5 million to the year over year increase. The company expensed through write-offs or increased reserves a significant amount for transaction exceptions, chargebacks and discrepancies with the bank. In addition, the Company recovered previously written-off or reserved accounts receivable relating to resubmitted transactions during the fourth quarter of 2006.
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
     Management recorded a full valuation allowance for deferred tax assets of $5.4 million for the year ended December 31, 2006 as management determined that it was more likely than not the deferred tax assets would not be realized as of December 31, 2006. The valuation was offset by a benefit of income taxes recorded during 2006 of $3.1 million resulting in expense of $2.3 million for the year ended December 31, 2006 (see Note 14).
     On a fully diluted basis, after-tax net loss of ($10,018,412) for the year ended December 31, 2006 was 11% of sales or ($0.57) per diluted common share, as compared to a net loss of ($3,765,474) which was 6.0% of sales or ($0.23) per diluted common share for the same prior year period.

Liquidity and Capital Resources
     At December 31, 2007, we had cash of $16.6 million compared to $24.8 million at December 31, 2006 and cash net of “Checks issued in excess of cash in bank” of $1.4 million as of December 31, 2007. Cash used in operations totaled $1.7 million and $4.9 million during the year ended December 31, 2007 and 2006, respectively. We had a working capital deficit of approximately $4.5 million at December 31, 2007, compared to working capital of $13.5 million at December 31, 2006. Operating working capital includes “Settlements due from credit card processors” totaling $14.8 million and $13.2 million, and “Settlements due from ATM processor” totaling $12.1 million and $12.1 million as of December 31, 2007 and 2006, respectively. We estimate capital expenditures for fiscal year 2008 of approximately $2.0 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. In addition to meeting operating capital needs, our note holders relating to our Second Amended and Restated Notes currently have the right of optional redemption pursuant to which, on October 10, 2008, such note holders can require the Company to redeem a portion of the Second Amended and Restated Notes in an amount not to exceed $12.1 million in the aggregate.
     We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations. Management is taking steps to reduce operating expenses and may consider reducing the scope of our operations, planned product development, and expansion efforts, which could harm our business, financial condition, and operating results. Management may also request that the note holders further amend the Second Amended and Restated Notes to, among other things, modify their right to require the Company to redeem up to $12.1 million in aggregate on October 10, 2008. We are aggressively looking for financing in a manner that takes into account the limitation contained in the Seconded Amended and Restated Notes, including prohibitions on our incurring senior debt and the note holders’ rights of first offer on most equity financings, which would delay the closing on those equity financings. Although the Company is aggressively pursuing additional financing and may seek a further amendment to the Second Amended and Restated Notes, there can be no assurance that the Company will be able to achieve profitable operations, generate sufficient cash from operations, obtain additional funding, modify the Second Amended and Restated Notes in a beneficial manner or repay the redemption option of our note holders of up to $12.1 million should they exercise their redemption right.
     The Company and its Board of Directors have also decided to explore strategic alternatives to maximize shareholder value. Deutsche Bank, which the Company engaged earlier this year to assist with strategic matters, will serve as the Company’s financial advisor in this process. There can be no assurances that this process will result in any specific transaction.
Going Concern
     We have net losses in consecutive years, have used $1.7 million of cash in operations during the fiscal year ended December 31, 2007, and have an accumulated deficit of $27.3 million and net working capital deficit of $4.5 million at December 31, 2007. Because we have not identified sources of capital and due to recurring losses, negative cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expresses substantial doubt about our ability to continue as a going concern. In addition, the holders of our senior secured convertible notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations.
Contractual Obligations and Commitments
     The following is a table of contractual obligations and commitments as of December 31, 2007:
Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$470,907	$211,113	$259,794	$—	$—
Amended and Restated Notes	$24,200,000	$12,100,000	$12,100,000	$—	$—
Amended and Restated Notes Interest	$6,819,337	$1,782,090	$5,037,247	$—	$—

Total	$31,490,244	$14,093,203	$17,397,041	$—	$—

     The above table reflects the increased principal and interest payments due resulting from the amendment and restatement of the senior secured convertible notes on March 14, 2008.

Letter of Credit
     The Company maintains a $250,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure this letter of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The letter of credit expires December 31, 2008.
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
     In accordance with Statement of Accounting Standards No. 154 “Accounting Changes and Error Corrections,” changes in accounting estimates that result in a material effect on income from continuing operations, net income (or other appropriate captions of changes in the applicable net assets or other performance indicator), and any related per-share amounts of the current period shall be disclosed. In the current period, we changed our method for estimating our reserve for uncollectible accounts relating to our check cashing receivables. As a result of the recent increase in bad debt expense, we have adopted a more conservative policy whereby we have increased our reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. This change in reserve reflects changes in assumptions based on additional historical data and current market conditions.
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
     Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks. We self guarantee a majority of our checks and engage an independent third party for collections as well as engage an independent third party to guarantee the collectability of a smaller portion of our checks. We record a receivable from collection agency for all self-guaranteed checks returned for insufficient funds until determined to be uncollectible. We record a reserve of 74% for current receivables and 95% for receivables greater than 180 days old based on historical data and current market conditions.
     We have determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
     We have recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card that we are unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2007 and 2006 was $326,563 and $102,403, respectively.
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
Recently Issued Accounting Pronouncements
     During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position SFAS 157-2 which deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its results of operations or financial position.
     During February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 159 will not have a material effect on its results of operations or financial position.
     During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.
     During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations or financial position.
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
     SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.

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
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to continue as a going concern; our failure to explore strategic alternatives that result in a definitive transaction; our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; our inability to satisfy conditions to borrow additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

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

Interest Rate Risk
     We had $24.2 million in borrowings outstanding under our Second Amended and Restated Notes entered into on March 14, 2008. The Second Amended and Restated Notes bear interest at the rate of 7.50% per annum, payable quarterly in arrears. This interest rate is subject to adjustment up to 12.0% per annum upon the occurrence of certain events of default. In the event of default under the Second Amended and Restated Notes, the interest rate would increase to 12.0% beginning on the date of default. In addition, the interest rate will be increased by 1.5% per annum from and after the occurrence of any Dilutive Issuance Event (as defined in the Second Amended and Restated Notes). The 600 basis points increase, if effective for an entire year and with all other factors remaining constant, would decrease earnings by approximately $1.5 million on a pre-tax basis.
     In addition, our vault cash arrangement with Fidelity Bank, effective December 1, 2006, requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. The fees can be no less than 6.0% under any tier and requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At December 31, 2007, the prime rate was 7.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.2 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. The fees can be no less than 7.0%. At December 31, 2007, the prime rate was 7.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of Cash Systems and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     There have been no changes in or disagreements with our independent registered public accountants on accounting principles or practices or financial statement disclosures.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
     As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that controls for financial close and reporting were not operating effectively as of December 31, 2007.
     Notwithstanding management’s assessment that our internal controls over financial reporting were not effective as of December 31, 2007, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
Management’s report on internal control over financial reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.
     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Our assessment identified deficiencies that in the aggregate were determined to be a material weakness.
     Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur. Controls for financial close and reporting were in place as of year end and were found to be operating effectively based on management testing of key controls; however, management re-evaluated the results of testing due to certain findings discovered during the year end audit by our independent registered public accounting firm. Due to these audit findings relating to financial close and reporting, controls in financial close and reporting were not operating effectively as of December 31, 2007.
     Our independent registered public accounting firm identified the following significant deficiencies, which aggregated into a material weakness, related to lack of controls over outside and third party contracts:
•	Inadequate reserve on receivable from collection agency as a result of improper treatment, oversight and adherence to the contract resulting in an overstatement of other current assets and understatement of check cashing costs of $1.6 million.

•	Improper recording of commissions revenue and commissions expense at gross rather than net as a result of review and adherence to accounting treatment of the contract resulting in an overstatement of revenues and an overstatement of commissions expense of $1.7 million.

•	Failure of controls related to review and proper accounting treatment of other contracts and debt agreements of $8 million resulting in an understatement of current liabilities and overstatement of long-term debt.
Remediation Plan
     Throughout 2007, management and the Board of Directors continued their efforts to correct the material weaknesses disclosed in the fiscal year 2006 report as well as committed to enhancing the overall control environment. While management has made tremendous progress, the findings identified by our independent registered public accounting firm during the financial audit and its relation to certain key controls leaves us with the conclusion that there is still a material weakness in financial close and reporting. We also conclude that our ongoing efforts and commitment are properly focused on achieving continued progress.
     We have taken the following actions to remediate the material weakness described above:
•	The Company changed its method for estimating reserves for uncollectible accounts relating to the receivable from collection agency. We adopted a more conservative policy whereby the Company increased its reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. The Company will continue to monitor and adjust its reserve for uncollectible accounts based on historical data and current market conditions as well as work with its collection agency to continue to refine data and enhance contract related procedures.

•	Although the Company’s internal controls detected the improper recording of commissions revenue and commissions expense and the quarterly effect of the adjustment was deemed immaterial through internal investigation and analysis, the Company’s internal controls did not detect the error on a timely basis. Accordingly, the Company has taken measures to re-train its accounting personnel, restrict revenue recording responsibilities, and augment existing quarterly analytic controls.

•	Although failure of controls related to commission contracts were found to be immaterial and the Company believes that the debt reclassification finding would have been detected by normal year end review procedures, the Company’s internal controls require remediation in this area. Accordingly, the Company has held meetings and trained personnel as appropriate to establish procedures for and heighten overall awareness on contract and debt agreement related matters.
     Our independent registered public accounting firm, Virchow, Krause & Company, LLP has issued an attestation report on the Company’s internal control over financial reporting which is set forth on page F-2.

Item 9B.	OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is hereby incorporated by reference from the definitive proxy statement for our 2008 annual meeting of stockholders.
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
Las Vegas, Nevada
Our report on our audits of the basic consolidated financial statements of Cash Systems, Inc. and Subsidiaries for the years ended December 31, 2007, 2006 and 2005 appears on page F-2 which report contains an unqualified opinion on the financial statements and an adverse opinion on the internal control over financial reporting, (which includes an explanatory paragraph which express substantial doubt about the ability of Cash Systems, Inc. and Subsidiaries to continue as a going concern). The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 28, 2008

Financial Statement Schedule:
II — Valuation and Qualifying Accounts
     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
SCHEDULE II
CASH SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006, and 2005

	Balance at
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		Year End

ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Reserve on other receivables	1,719,800	—	1,248,871	2007	470,929
	49,336	1,670,464	—	2006	1,719,800
	—	49,336	—	2005	49,336
Reserve on credit card chargebacks payable	—	—	—	2007	—
	64,332	—	64,322	2006	—
	—	64,332	—	2005	64,332
Reserve on holdback reserve from Credit Card Processors	780,825	—	780,825	2007	—
	195,000	585,825	—	2006	780,825
	—	195,000	—	2005	195,000
Reserve on receivable from collection agency and check guarantees	820,212	5,314,193	—	2007	6,134,405
	—	820,212	—	2006	820,212
	—	—	—	2005	—
Reserve on receivable for casinos	—	374,888	—	2007	374,888
	—	—	—	2006	—
	—	—	—	2005	—
(3) List of Exhibits.

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and Borrego Springs Bank, N.A., as amended (1)

3.1	Amended and Restated Certificate of Incorporation of Cash Systems, Inc. (2)

3.2	Amended and Restated Bylaws of Cash Systems, Inc. (3)

10.1	Executive Employment Agreement dated January 1, 2005 between Cash Systems, Inc. and Michael D. Rumbolz (4)

10.2	First Amendment to Executive Employment Agreement dated December 29, 2006 between Cash Systems, Inc. and Michael D. Rumbolz (12)

10.3	Executive Employment Agreement dated March 7, 2007 between Cash Systems, Inc. and Michael D. Rumbolz(16)

10.4	Executive Employment Agreement dated March 23, 2006 between Cash Systems, Inc. and Andrew Cashin (11)

10.5	Executive Employment Agreement dated June 6, 2005 between Cash Systems, Inc. and John Glaser (5)

10.6	2001 Stock Option Plan, as amended (6)

10.7	Form of Incentive Stock Option Agreement under the 2001 Stock Option Plan (6)

10.8	Form of Nonqualified Stock Option Agreement under the 2001 Stock Option Plan (5)

10.9	2005 Equity Incentive Plan (7)

10.10	Form of Incentive Stock Option Agreement under the 2005 Equity Incentive Plan (5)

10.11	Form of Nonqualified Stock Option Agreement under the 2005 Equity Incentive Plan (5)

10.12	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (9)

10.13	Common Stock Purchase Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians (1)

10.14	Registration Rights Agreement dated November 17, 2005 between Cash Systems, Inc. and The Viejas Band of Kumeyaay Indians (1)

10.15	Securities Purchase Agreement dated as of October 6, 2006, by and between Cash Systems, Inc. and the buyers named therein (10)

10.16	Form of Security Agreement (10)

10.17	Form of Senior Secured Convertible Note (10)

10.18	Form of Warrant (10)

10.19	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (14)

10.20	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP (14)

10.21	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP (14)

10.22	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (14)

10.23	Amendment and Exchange Agreement dated August 20, 2007 between Cash Systems, Inc. and Highbridge International LLC (14)

10.24	Form of Amended and Restated Senior Secured Convertible Note (14)

10.25	Form of Amended and Restated Warrant to Purchase Common Stock (14)

10.26	Waiver dated August 9, 2007 between Cash Systems, Inc. and Portside Growth and Opportunity Fund. (15)

10.27	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highbridge International LLC. (15)

10.28	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners, LP. (15)

10.29	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital Partners QP, LP. (15)

10.30	Waiver dated August 9, 2007 between Cash Systems, Inc. and Highline Capital International, Ltd. (15)

21	Subsidiaries of Cash Systems, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc., a Delaware corporation (the “Company”), filed March 6, 2006, and incorporated herein by this reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (SEC Registration No. 001-31955) and incorporated herein by this reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by this reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 29, 2004, and incorporated herein by this reference.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by this reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by this reference.

(7)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed May 2, 2005, and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed November 17, 2005, and incorporated herein by this reference.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by this reference.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed October 10, 2006 and incorporated herein by this reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed March 29, 2006 and incorporated herein by this reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 4, 2007 and incorporated herein by this reference.

(13)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed March 16, 2006 and incorporated herein by this reference.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 21, 2007 and incorporated herein by this reference.

(15)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 9, 2007 and incorporated herein by this reference.

(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed March 7, 2007, and incorporated herein by this reference.
(b)	Exhibits. Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K.

(c)	Additional Financial Statements. Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
DATE: April 1, 2008	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: April 1, 2008	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer and Director (Principal executive officer)

DATE: April 1, 2008	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (Principal financial and accounting officer)

DATE: April 1, 2008	/s/ Patrick R. Cruzen
Patrick R. Cruzen
Director

DATE: April 1, 2008	/s/ Patricia W. Becker
Patricia W. Becker
Director

DATE: April 1, 2008	/s/ Donald D. Snyder
Donald D. Snyder
Director

CASH SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders, Audit Committee and Board of Directors
Cash Systems, Inc. and Subsidiaries
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Cash Systems, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited Cash Systems, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Cash Systems, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transaction are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified significant deficiencies which aggregated into a material weakness and is included in management’s assessment. The aggregated significant deficiencies were all related to lack of controls over outside and third party contracts and are described as follows:
•	Inadequate reserve on receivable from collection agency as a result of improper treatment, oversight and adherence to the contract resulting in an overstatement of other current assets and understatement of check cashing costs of $1.6 million.

•	Improper recording of commissions revenue and commissions expense at gross rather than net as a result of review and adherence to accounting treatment of the contract resulting in an overstatement of revenues and an overstatement of commissions expense of $1.7 million.

•	Failure of controls related to review and proper accounting treatment of other contracts and debt agreements of $8 million resulting in an understatement of current liabilities and overstatement of long-term debt.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, of the Company and this report does not affect our report on such consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Systems, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cash Systems, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”
The accompanying consolidated financial statements have been prepared assuming that Cash Systems, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Cash Systems, Inc. and Subsidiaries have incurred recurring operating losses, negative cash flows from operations, a working capital and accumulated deficit, and additionally, holders of notes have an option to put $12.1 million in outstanding notes to the Company in October 2008. These conditions raise substantial doubt about the ability of Cash Systems, Inc. and Subsidiaries to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 28, 2008

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash (Note 3)	$16,617,643	$24,792,098
Restricted cash (Note 9)	625,059	—
Current portion of prepaid commissions (Note 2)	394,096	285,019
Current portion of loans receivable (Note 2, 8)	331,005	395,277
Settlements due from credit card processors (Note 5)	14,779,241	13,212,907
Settlements due from ATM processors (Note 5)	12,094,482	12,144,380
Other current assets (Note 4)	7,409,494	5,093,771

Total Current Assets	52,251,020	55,923,452

PROPERTY AND EQUIPMENT, NET (Note 2, 6)	7,087,436	7,407,903

OTHER ASSETS
Goodwill (Note 7)	4,077,700	4,077,700
Intangible assets, net (Note 7)	4,289,024	6,060,448
Long-term prepaid commissions, net of current portion (Note 2)	385,876	640,722
Long-term loans receivable, net of current portion (Note 2, 8)	265,504	86,564
Restricted cash (Note 9)	211,317	438,135
Other	308,061	1,880,624

Total Other Assets	9,537,482	13,184,193

TOTAL ASSETS	$68,875,938	$76,515,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank (Note 10)	$15,205,390	$21,235,168
Short-term debt, net (Note 16)	12,100,000	—
Accounts payable — trade	1,754,781	4,059,972
Credit card cash advance fees payable	1,667,462	1,812,283
ATM commissions payable	2,028,940	1,946,749
Credit card chargebacks payable	326,563	102,403
Check cashing commissions payable	223,785	356,054
Other accrued expenses (Note 11)	23,395,403	12,902,828

Total Current Liabilities	56,702,324	42,415,457

LONG-TERM LIABILITIES
Long-term debt, net (Note 15)	9,900,000	19,258,386
Derivative warrant instrument (Note 15)	—	777,011

Total Liabilities	66,602,324	62,450,854

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 18,776,913 and 17,991,413 shares issued, 18,446,163 and 17,923,913 shares outstanding (Note 13)	18,447	17,924
Additional paid-in capital (Note 13)	29,535,292	25,943,860
Accumulated deficit	(27,280,125)	(11,897,090)

Total Stockholders’ Equity	2,273,614	14,064,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,875,938	$76,515,548

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	Years Ended
	December 31,
	2007	2006	2005

Commissions on credit card cash advances, ATMs and check cashing services	$104,857,398	$95,736,615	$63,165,958

Operating expenses
Commissions	59,989,237	52,910,661	31,520,324
Processing costs	18,186,612	18,108,006	14,292,699
Check cashing costs	6,626,288	4,060,656	4,870,436
Armored carrier services	1,104,755	795,034	536,121
Payroll, benefits and related taxes	11,954,436	11,180,077	8,751,192
Professional fees	1,240,366	2,105,741	2,430,129
Other general and administrative expenses	8,026,580	7,865,281	5,241,570
Depreciation and amortization	3,570,137	2,989,067	1,259,337

Total operating expenses	110,698,411	100,014,523	68,901,808

Loss from operations	(5,841,013)	(4,277,908)	(5,735,850)

Other income (expense)
Interest expense	(5,283,039)	(3,548,747)	(636,937)
Loss on extinguishment of debt	(4,338,087)	—	—
Interest and other income	79,104	96,057	250,113

Total other income (expense)	(9,542,022)	(3,452,690)	(386,824)

Loss before income taxes	(15,383,035)	(7,730,598)	(6,122,674)

Benefit from income taxes	—	2,287,814	(2,357,200)

Net Loss	$(15,383,035)	$(10,018,412)	$(3,765,474)

Net Loss per common share:
Basic	$(0.84)	$(0.57)	$(0.23)
Diluted	$(0.84)	$(0.57)	$(0.23)
Weighted average common shares outstanding:
Basic	18,352,603	17,577,650	16,606,335
Diluted	18,352,603	17,577,650	16,606,335
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance — December 31, 2004	16,173,445	$16,173	$16,838,356	$1,886,796	$18,741,325
Cashless exercise of stock warrants	93,593	94	(94)		—
Exercise of stock warrants for cash	90,450	90	190,810		190,900
Exercise of stock options for cash	522,250	522	1,363,007		1,363,529
Compensation expense associated with accelerated vesting of stock options			260,350		260,350
Tax benefit associated with employee stock option exercises			393,950		393,950
Net loss				(3,765,474)	(3,765,474)

Balance — December 31, 2005	16,879,738	$16,879	$19,046,379	$(1,878,678)	$17,184,580
Issuance of common stock associated with private placement	710,000	710	4,469,450		4,470,160
Compensation expense associated with modification of stock options			124,000		124,000
Compensation expense of restricted stock awards			106,728		106,728
Cashless exercise of stock warrants	24,050	24	(24)		—
Exercise of stock warrants for cash	15,625	16	23,422		23,438
Exercise of stock options for cash	294,500	295	1,700,955		1,701,250
Compensation expense associated with option grants			472,950		472,950
Net loss				(10,018,412)	(10,018,412)

Balance — December 31, 2006	17,923,913	$17,924	$25,943,860	$(11,897,090)	$14,064,694
Derivative liability reclass to APIC			656,879		656,879
Value of additional warrants (modification) included in debt extinguishment			314,724		314,724
Compensation expense of restricted stock awards			490,572		490,572
Exercise of stock options for cash	496,000	496	1,765,484		1,765,980
Compensation expense associated with option grants			363,800		363,800
Vested par value of restricted stock	26,250	27	(27)		—
Net loss				(15,383,035)	(15,383,035)

Balance — December 31, 2007	18,446,163	$18,447	$29,535,292	$(27,280,125)	$2,273,614

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2007, 2006 and 2005

	Years Ended
	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(15,383,035)	$(10,018,412)	$(3,765,474)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	3,570,137	2,989,067	1,259,337
Share-based compensation expense	854,372	703,678	260,350
Tax benefit associated with employee stock option exercises	—	—	393,950
Loss on extinguishment of debt	4,338,087	—	—
Amortization of debt issuance costs and original issue discount	318,035	171,264	5,031
Deferred income taxes	—	2,306,000	(2,767,000)
Change in interest receivable on loans receivable	—	25,281	(18,137)
Impairment of intangible asset	449,444	—	—
Change in reserve related to receivable from collection agency	5,314,193	820,212	—
Changes in operating assets and liabilities:
Related parties receivable	—	—	183,560
Prepaid commissions	(109,077)	216,324	(152,742)
Other receivables	—	—	645,006
Settlements due from credit card processors	(1,566,334)	(5,529,490)	638,396
Settlements due from ATM processors	49,898	(7,651,760)	(4,492,620)
Other current assets	(7,629,916)	(2,907,103)	(368,121)
Long-term prepaid commission	254,846	(299,703)	182,808
Restricted cash	(398,241)	(438,135)	—
Other assets	(23,096)	(171,618)	—
Accounts payable — trade	(2,305,191)	1,518,576	2,105,074
Credit card cash advance fees payable	(144,821)	953,220	204,027
ATM commissions payable	82,191	762,251	555,170
Credit card chargebacks payable	224,160	(123,781)	146,184
Check cashing commissions payable	(132,269)	250,970	2,283
Due to related party	—	—	(211,846)
Other accrued expenses	10,492,575	11,481,265	1,075,196

Cash flows used in operating activities	(1,744,042)	(4,941,894)	(4,119,568)

Cash flows from investing activities:
Purchase of certain assets of Indian Gaming Services	—	(12,369,202)	—
Purchases of property and equipment	(1,927,690)	(2,737,878)	(3,145,147)
Proceeds (advances) from loans receivable, net	(114,668)	414,952	1,296,318
Patent acquisition costs	—	—	(20,560)

Cash flows used in investing activities	(2,042,358)	(14,692,128)	(1,869,389)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(6,029,778)	(533,692)	12,005,522
Line of credit — bank, net	—	(5,200,000)	5,139,631
Payment of debt issuance costs	(124,257)	(1,789,535)	—
Proceeds from long-term debt	—	20,000,000	—
Issuance of common stock, net of expenses	—	4,470,160	—
Exercise of stock options	1,765,980	1,701,250	1,363,529
Exercise of stock warrants	—	23,438	190,900

Cash flows provided from (used in) financing activities	(4,388,055)	18,671,621	18,699,582

Increase (Decrease) in cash	(8,174,455)	(962,401)	12,710,625

Cash, beginning of year	24,792,098	25,754,499	13,043,874

Cash, end of year	$16,617,643	$24,792,098	$25,754,499

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$4,787,004	$2,985,128	$518,920
Cash received from income taxes	$72,927	$287,452	$609,322
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant derivative liability to additional paid in capital (Note 13)	$777,011	—	—
Derivative warrant instrument	—	$777,011	—
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
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
Principles of Consolidation
     The consolidated balance sheets as of December 31, 2007 and 2006, the consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005, the consolidated statements of cash flows for the years ended December 31, 2007, 2006, and 2005 have been prepared by the Company and have been audited. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Change in Accounting Estimate
     In accordance with Statement of Accounting Standards No. 154 “Accounting Changes and Error Corrections,” changes in accounting estimates that result in a material effect on income (loss) from continuing operations, net income (loss) (or other appropriate captions of changes in the applicable net assets or other performance indicator), and any related per-share amounts of the current period shall be disclosed. In the current period, the Company changed its method for estimating reserves for uncollectible accounts relating to the receivable from collection agency. The Company has adopted a more conservative policy whereby the Company has increased its reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. This change in reserve reflects changes in assumptions based on additional historical data and current market conditions.
     The following table shows the effect of the change in estimate on loss from operations, net loss, and net loss per share:

	Years Ended December 31,
	2007
	(Prior to change)	Change	2007
	(In 000s except per share amounts)
Loss from operations	$(2,669)	$(3,172)	$(5,841)
Net loss	(12,211)	(3,172)	(15,383)

Weighted average common and dilutive shares outstanding	18,353	18,353	18,353
Net loss per basic share	$(0.67)	$(0.17)	$(0.84)
Net loss per diluted share	$(0.67)	$(0.17)	$(0.84)
Cash Concentrations
     Bank balances exceeded federally insured levels during the years ended December 31, 2007, 2006, and 2005 and exceeded federally insured levels at December 31, 2007 and 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of December 31, 2007 and 2006.
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
Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the years ended December 31, 2007 and 2006, the Company capitalized $1,271,672 and $1,089,124 of costs related to the implementation of SOP 98-1, respectively (these costs are included in property and equipment on the consolidated balance sheets). These costs are amortized over the estimated useful lives of three to five years using the straight line method upon being placed in service. Amortization expense related to software costs was $793,441, $405,508, and $250,561 for the years ended December 31, 2007, 2006, and 2005, respectively.
Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” as of February 28, 2006 in conjunction with the purchase of Indian Gaming Services (IGS). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144 (SFAS 144), “Accounting for Impairment or Disposal of Long-Lived Assets.” Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 1/2 to 7 1/2 years. As more fully described in Note 7, the Company reviews long-lived and intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related loan of two to five years using the straight-line method, which approximates the interest method. Debt issuance costs were $113,347, $1,709,006 and $55,338 at December 31, 2007, 2006, and 2005, respectively, and are included in other assets on the consolidated balance sheets. Estimated future amortization for each of the years ending December 31, 2008 through 2010 is $29,982 and for the year ending December 31, 2011 is $23,402. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $239,573, $171,264, and $5,031, respectively. See Note 15 related to the write-off of debt issuance costs of $1,480,343 during the year ended December 31, 2007 in connection with the loss on extinguishment of debt.
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
Patents
     Patents are stated at cost and are amortized upon issuance of a patent on a straight-line basis over 60 months. Amortization expense relating to the patents for the year ended December 31, 2007, 2006, and 2005 was $4,112, $4,112, and $0. Future amortization for each of the years ending December 31, 2008 through 2010 is estimated to be $4,112.
Revenue Recognition
     The Company’s revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company’s results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to services provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. The Company recognizes commission revenue when evidence of a transaction exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. The reasonable assurance is based on the transactions being authorized and pre-approved by credit card vendors or third parties. The Company evaluates its commissions revenue streams for proper timing of revenue recognition.
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
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at December 31, 2007 and December 31, 2006 was $326,563 and $102,403, respectively.
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
Research and Development
     The Company expenses research and development as costs are incurred. For the years ended December 31, 2007, 2006, and 2005, the Company expensed $555,255, $91,207, and $0, which is included in other general and administrative expenses on the consolidated statements of operations.
Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the year ended December 31, 2007. These reclassifications relate to certain other general and administrative costs that were reclassed to check cashing costs of $618,867 and $42,645 for the years ended December 31, 2006 and 2005, respectively, to better reflect the nature of the expenses; commissions revenues and commissions expenses of $302,017 for the year ended December 31, 2006; and cash that was reclassed to restricted cash of $88,135 for the year ended December 31, 2006. In addition, $820,212 of other current assets was reclassed to a change in reserve related to receivable from collection agency in the consolidated statement of cash flow for the year ended December 31, 2006. These reclassifications had no effect on the Company’s consolidated net loss for the year ended December 31, 2007 or stockholders’ equity at December 31, 2007.
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
Fair Value of Financial Instruments
     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:
Short-term Assets and Liabilities:
     The fair values of cash, settlements due from processors, other assets, accounts payable, and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments.
Long-term debt:
     The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.
Recently Issued Accounting Pronouncements
     During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position SFAS 157-2 which defered the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its results of operations or financial position.
     During February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS 159 will not have a material effect on its results of operations or financial position.
     During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.
     During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations or financial position.
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
     SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.

Net Loss per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Due to the net loss, options or warrants for December 31, 2007, 2006 and 2005 were not dilutive.
     The following table presents a reconciliation of the denominators used in the computation of net loss per common share — basic, and net loss per common share — diluted, for the years ended December 31, 2007, 2006 and 2005, respectively:

	Years Ended December 31,
	2007	2006	2005
	(In 000s except per share amounts)
Net loss	$(15,383)	$(10,018)	$(3,765)
Weighted average common shares outstanding	18,353	17,578	16,606
Effect of dilutive securities	—	—	—
Weighted average common and dilutive shares outstanding	18,353	17,578	16,606
Net loss per basic share	$(0.84)	$(0.57)	$(0.23)
Net loss per diluted share	$(0.84)	$(0.57)	$(0.23)
     The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).
Stock-Based Compensation
     Share-based compensation expense recorded under SFAS 123(R) “Share-Based Payment” for the years ended December 31, 2007 and 2006 was $854,372 (or $0.05 per share) and $703,678 (or $0.04 per share), respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.
     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested and therefore; no share-based compensation expense was recognized in the Company’s consolidated statement of operations for the year ended December 31, 2007 related to awards granted prior to January 1, 2006.
     During the year ended December 31, 2007, 25,000 stock options were granted to each of four independent members of the Board of Directors at a fair value on the date of grant with immediate vesting which resulted in a non-cash expense of $363,800. During the same period, eighteen restricted stock awards were granted totaling 289,500 shares of common stock at a fair value on the date of grant with vesting terms of 2 to 4 years. The effect of this action was a non-cash expense of $490,572 during the current year.
     SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company did not estimate a forfeiture rate for 2007 option grants as they immediately vested.
     The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s stock based compensation expense recognized under SFAS 123(R). The Company determines the fair value of share-based payment awards on the date of grant using an option-pricing model which is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the award, and actual and projected employee stock option exercise behaviors and forfeitures. During the year ended December 31, 2007, the Company recorded $490,572 in stock compensation expense relating to restricted stock awards.

     For stock options granted during the year ended December 31, 2007, the Company determined compensation expense under the provisions of SFAS No. 123(R) using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility of 53.13%, 3) a risk-free interest rate of 4.625% and 4) an expected life of 6.5 years.
     For stock options granted during the year ended December 31, 2006, the Company determined compensation expense under the provisions of SFAS No. 123(R) using the Black-Scholes pricing model and the following assumptions: 1) an expected dividend yield of 0%, 2) an expected stock price volatility ranging from 55.3% — 56.5%, 3) a risk-free interest rate ranging from 4.88% — 5.12% and 4) an expected life of 6.5 years.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based employee compensation.

Year Ended December 31,
2005
(In 000s except loss per share
amounts)
Reported net loss	$(3,765)
Reported stock-based compensation, net of tax	156
Pro forma stock-based compensation, net of tax	(4,539)

Pro forma net loss	$(8,304)

Net loss per share:
Basic — as reported	$(0.23)
Basic — pro forma	$(0.50)
Diluted — as reported	$(0.23)
Diluted — pro forma	$(0.50)
     In determining the compensation cost of the options granted during the year ended December 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions of 4.0% risk free interest rate, 6.5 for expected life of options granted, 54.1% to 65.4% expected volatility and 0% dividend yield, respectively.

Advertising Expenses
     Advertising costs are charged to expense as incurred. Advertising costs were $10,330, $27,481 and $44,955 for the years ended December 31, 2007, 2006, and 2005, respectively.
Liquidity and Capital Resources
     At December 31, 2007, we had cash of $16.6 million compared to $24.8 million at December 31, 2006 and cash net of “Checks issued in excess of cash in bank” of $1.4 million as of December 31, 2007. Cash used in operations totaled $1.7 million and $4.9 million during the year ended December 31, 2007 and 2006, respectively. We had a working capital deficit of approximately $4.5 million at December 31, 2007, compared to working capital of $13.5 million at December 31, 2006. Operating working capital includes “Settlements due from credit card processors” totaling $14.8 million and $13.2 million, and “Settlements due from ATM processor” totaling $12.1 million and $12.1 million as of December 31, 2007 and 2006, respectively. We estimate capital expenditures for fiscal year 2008 of approximately $2.0 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. In addition to meeting operating capital needs, our note holders relating to our Second Amended and Restated Notes currently have the right of optional redemption pursuant to which, on October 10, 2008, such note holders can require the Company to redeem a portion of the Second Amended and Restated Notes in an amount not to exceed $12.1 million in the aggregate.
     We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations. Management is taking steps to reduce operating expenses and may consider reducing the scope of our operations, planned product development, and expansion efforts, which could harm our business, financial condition, and operating results. Management may also request that the note holders further amend the Second Amended and Restated Notes to, among other things, modify their right to require the Company to redeem up to $12.1 million in aggregate on October 10, 2008. We are aggressively looking for financing in a manner that takes into account the limitation contained in the Seconded Amended and Restated Notes, including prohibitions on our incurring senior debt and the note holders’ rights of first offer on most equity financings, which would delay the closing on those equity financings. Although the Company is aggressively pursuing additional financing and may seek a further amendment to the Second Amended and Restated Notes, there can be no assurance that the Company will be able to achieve profitable operations, generate sufficient cash from operations, obtain additional funding, modify the Second Amended and Restated Notes in a beneficial manner or repay the redemption option of our note holders of up to $12.1 million should they exercise their redemption right.
     The Company and its Board of Directors have also decided to explore strategic alternatives to maximize shareholder value. Deutsche Bank, which the Company engaged earlier this year to assist with strategic matters, will serve as the Company’s financial advisor in this process. There can be no assurances that this process will result in any specific transaction.
Going Concern
     We have net losses in consecutive years, have used $1.7 million of cash in operations during the fiscal year ended December 31, 2007, and have an accumulated deficit of $27.3 million and net working capital deficit of $4.5 million at December 31, 2007. Because we have not identified sources of capital and due to recurring losses, negative cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expresses substantial doubt about our ability to continue as a going concern. In addition, the holders of our senior secured convertible notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, or earlier if payments of certain other accrued expenses are accelerated or if unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to October 2008, we may be forced to cease operations.
3. Funding Arrangement
Vault Cash Agreements
     Effective December 1, 2006, the Company entered into a new vault cash agreement with Fidelity Bank. The new vault cash arrangement with Fidelity Bank requires that the Company pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50% depending on the average monthly balance of total cash utilized under the agreement. The fees can be no less than 6.0% under any tier and the new vault cash agreement requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At December 31, 2007 and 2006, the prime rate was 7.25% and 8.25%, respectively. The Company paid Fidelity vault cash fees totaling $2,872,301 and $2,006,670 for the years ended December 31, 2007 and 2006, respectively.
     The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, Fidelity Bank receives settled funds for ATM transactions related to Fidelity funded ATMs as well as certain casino funded ATMs from the network processor. Fidelity Bank then transfers the Company’s and the customers’ portion of funds, to a Company bank account. The Company then distributes the funds to various casino customer accounts the same or next day. In 2007, all cash provided by Fidelity Bank remained the sole property of Fidelity Bank at all times until dispensed. Because it was never an asset of the Company, supplied cash was not reflected on the Company’s balance sheet. Because Fidelity Bank’s portion of the settlement funds was never held by the Company, there was no liability corresponding to the supplied cash reflected on the Company’s balance sheet.
     For two customer locations, the Company has a secondary vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that the Company pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0% to 3.0%. The fees can be no less than 7.0%. At December 31, 2007 and 2006, the prime rate was 7.25% and 8.25%, respectively. The Company paid fees totaling $610,210, $299,420, and $264,943 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company and its primary vault cash provider, Fidelity Bank, have agreed to reduce and eventually eliminate the ATM cash levels described in the Fidelity vault cash agreement dated December 1, 2006. The ATM cash reduction schedule will terminate by July 2008 by which time the Company expects to have its primary vault cash needs fully transitioned to a new third party financial services provider based on an agreement entered into during March 2008. The Company does not anticipate the change in providers to have a substantial impact on the Company.
Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. As of December 31, 2007 and 2006, the Company operated 32 and 59 ATMs, respectively, that were site funded. The Company had $1,952,670 and $6,019,355 in ATM cash as of December 31, 2007 and 2006, respectively. During the current year, the Company reduced its number of customer locations having site funded ATMs to two locations.
4. Other Current Assets
     Other current assets consisted of the following at December 31:

	2007	2006

Receivable from casinos, net of reserve of $374,888 and $0, respectively	$2,652,348	$515,060
Receivable from bank	543,449	2,357,363
Income taxes receivable	12,830	65,497
Prepaid expenses	545,552	464,194
Receivable from collection agency, net of reserve of $6,134,405 and $820,212, respectively	3,113,202	1,396,831
Other receivables, net of reserve of $470,929 and $1,719,799, respectively	542,113	294,826

Total other current assets	$7,409,494	$5,093,771

Receivable from casinos
     The Company has receivables from certain customers as a result of chargeback disputes which are refunded to the Company and related to check cashing fees. We also have receivables from certain casinos for which we fund ATMs. The Company periodically orders cash directly from casinos in order to fund its various booth locations. As there is a lag between the time cash is ordered and the cash is received by the booths, the Company records a receivable for cash that is in transit and includes these amounts in receivables from casinos. The balance as of December 31, 2007 increased compared to the prior year due to more such receivables at the Company’s Oklahoma booth locations. The Company has recorded a reserve related to the receivables for amounts that are not deemed collectible.
Receivable from bank
     The Company recorded a receivable of $449,692 and $2,172,952 from its vault cash provider for standard ATM settlements and related surcharges owed at December 31, 2007 and December 31, 2006, respectively. In addition, the Company recorded a receivable for Debit POS fees that are owed by the vault cash provider relating to the Indian Gaming Service locations amounting to $93,757 and $184,411 at December 31, 2007 and December 31, 2006, respectively. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.

Receivable from collection agency
     During 2007, the Company significantly expanded its self-guarantee of funds on cashed checks to various casino locations, while decreasing its reliance on a third party vendor to guarantee such funds. For returned self-guaranteed checks, the Company forwards the checks to the collections agency which attempts to collect on the checks for certain periods based on terms set forth in the service contract. When the collection agency has exhausted its collection efforts (which generally applies to all checks that have been outstanding for more than 120 days), the checks are forwarded to a third party attorney network for legal action. The total gross amount of checks sent to the collection agency during 2007 was $14,161,626 of which $7,998,186 remained in the gross receivable at December 31, 2007. As of December 31, 2007 and 2006, the gross receivables balance for checks sent to the collection agency was $9,158,860 and $1,287,141 with reserves for uncollectible amounts of $6,134,405 and $422,382, respectively. For guaranteed checks and checks with insufficient funds from the Company’s booth locations, the gross receivables balance as of December 31, 2007 and 2006 was $88,747 and $929,902, respectively, with reserves for uncollectible amounts of $0 and $397,830, respectively.
     In the current period, the Company changed its method for estimating the reserve for uncollectible accounts relating to the receivable from collection agency. The Company has adopted a more conservative policy whereby it has increased the reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. This change in reserve reflects changes in assumptions based on additional historical data and current market conditions.
Other receivables
     Other receivables consist of miscellaneous processor and bank receivables, ATM interchange income, employee advances, and security deposits. The Company has recorded a reserve for amounts that are not deemed collectible.
5. Settlements due from processors
Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of December 31, 2007 and December 31, 2006, the balance of settlements due from credit card processors was $14,779,241 and $13,212,907, respectively.
Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 11. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of December 31, 2007 and 2006, the balance of settlements due from ATM processors was $12,094,482 and $12,144,380, respectively.
6. Property and Equipment
     Property and equipment consisted of the following at December 31:

	2007	2006
Furniture and equipment	$9,575,057	$9,808,926
Vehicles	106,113	106,113
Computer software	4,850,284	2,696,620
Leasehold improvements	185,253	178,754
Less: Accumulated depreciation and amortization	(7,629,271)	(5,382,510)

Total property and equipment, net	$7,087,436	$7,407,903

     Depreciation expense and amortization of computer software for the years ended December 31, 2007, 2006, and 2005 was $2,248,157, $1,858,955 and $1,259,337, respectively.
Long-Lived Assets
     As more fully described in Note 7, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”
7. Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” as of February 28, 2006 in conjunction with the purchase of Indian Gaming Services (IGS). Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144 (SFAS 144), “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS 144, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.
     Management performed a formal valuation of its existing long-lived assets, intangibles, and goodwill using expected future cash flows, among other valuation methodologies, to determine fair values as of the year ended December 31, 2007. One customer contract (related to IGS) was found to be impaired due to non-renewal and an expiration of March 2008. The contract was not renewed as initially anticipated. The amount of the impairment loss totaled $449,444 which is included in other general and administrative expenses on the consolidated statement of operations.
     Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 1/2 to 7 1/2 years. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.
     As of both December 31, 2007 and 2006, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of December 31, 2007
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	$8,224	$12,336	5 years

Customer relationships (relates to IGS)	7,110,000	2,856,645	4,253,355	1 1/2 to 7 1/2 years
Employment and non-compete agreements (relates to IGS)	60,000	36,667	23,333	3 years

	$7,190,560	$2,901,536	$4,289,024

     Accumulated amortization as of December 31, 2007 includes an impairment charge of $449,444.

	As of December 31, 2006
				Estimated
	Carrying	Accumulated		Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	4,112	16,448	5 years

Customer relationships (relates to IGS)	7,110,000	1,109,333	6,000,667	1 1/2 to 7 1/2 years

Employment and non-compete agreements (relates to IGS)	60,000	16,667	43,333	3 years

	$7,190,560	1,130,112	6,060,448

Total amortization expense for the years ended December 31, 2007, 2006 and 2005 were $1,321,980, $1,130,112 and $0, respectively. As of December 31, 2007, we expect amortization expense in future periods to be as shown below:

Fiscal year
2008	$878,657
2009	801,991
2010	798,657
2011	743,030
2012	640,000
Thereafter	426,689

Total expected amortization expense	$4,289,024

8. Loans Receivable
     During 2007, the Company accounted for four additional loan agreements in connection with three of its service contracts having an initial principal balance totaling $248,940 at an annual interest rate of 10%. Principal and interest are to be paid in equal monthly installments of $8,124 with payments ending in January 2009 and September 2010. These loans are secured by the ATM machines underlying the loan agreements.
     During 2007, the Company entered into an unsecured loan with a third party affiliated with our Florida based properties having an initial principal balance totaling $450,000 at an annual interest rate of 10%. Principal and interest are paid in equal monthly installments of $17,025 with payments ending in September 2009.
     During 2005, the Company entered into an unsecured, non-interest bearing loan for approximately $403,000 with a customer for the purchase and installation of ATMs. Fifty percent (50%) of the loan is to be repaid to the Company upon installation of the ATMs at the ATM sites. During 2006, additional purchase and installation of ATMs resulted in an additional $109,482 to the note balance. The combined balance outstanding as of December 31, 2007 and 2006 was $86,563 and $218,524, respectively. The remaining balance is to be repaid over 36 months.
     Total outstanding loans receivable at December 31, 2007 and 2006 was $596,509 and $481,841, respectively, which includes interest receivable of $0 and $9,986, respectively.
     The future payments due to the Company relating to these loans receivable are as follows for the years ending December 31:

2008	$331,005
2009	227,008
2010	38,496

Total	$596,509

9. Restricted Cash
     Under our vault cash agreement with Fidelity Bank effective December 1, 2006, the Company maintains restricted cash in the amount of $375,059 and $350,000 as of December 31, 2007 and 2006, respectively, with Fidelity to cover potential cash losses for which the Company is responsible under the terms of the agreement. The restricted cash earns interest at the lowest interest rate as defined in the agreement and the interest is credited to a bank account designated by the Company. The Company also maintains cash reserves totaling $206,317 and $88,135 at December 31, 2007 and 2006, respectively, with its card association sponsor bank as required for card association compliance as well as to cover potential losses due to chargebacks.
     The Company maintains a $250,000 and $5,000 letter of credit with a lending institution to secure performance under a regulatory application. To secure these letters of credit, the Company is required to maintain a cash position with the issuing lending institution in an amount equal to the letter of credit. The $250,000 and $5,000 letters of credit expire December 31, 2008 and 2010, respectively.
10. Checks Issued in Excess of Cash in Bank
     The Company’s credit card cash advance and check cashing business results in timing differences between funds availability and funding commitments. These timing differences result in operating deficits in select bank accounts, which do not have a right of offset, which have been classified as a liability at the end of the reporting period.
11. Other Accrued Expenses
     Other accrued expenses consisted of the following at December 31:

	2007	2006

Accrued payroll and related items	$676,820	$611,688
Accrued interest	722,085	544,041
Amounts due casinos	8,484,213	3,251,046
Amounts due for ATM processing	13,473,093	8,409,320
Other	39,192	86,733

Total other accrued expenses	$23,395,403	$12,902,828

     Amounts due casinos represent funds owed to various casinos for reimbursement on credit card cash advance and ATM transactions once the Company receives settlement funds.
     Due to a transition to internal processing in 2006, the Company receives settled funds for ATM transactions from the network processor for ATM transactions processed by the Company for Company funded ATMs and certain casino funded ATMs. The Company distributes the funds to various casino accounts the same or next day. The Company records a payable during the period the funds are held (Amounts due for ATM processing) and a receivable from the ATM processor as more fully described in Note 5.
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

Major Customers
     During the years ended December 31, 2007, 2006, and 2005, the following customers accounted for more than 10% of our total revenues:

Major Customers 2007	% of Total Revenue
The Seminole Tribe of Florida	25%
Chickasaw Nation	10%

Total	35%

Major Customers 2006	% of Total Revenue
The Seminole Tribe of Florida	27%

Major Customers 2005	% of Total Revenue
The Seminole Tribe of Florida	29%
Ho-Chunk Nation	10%

Total	39%
     We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida, and we contract with Ho-Chunk Nation and Chickasaw Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006. We have provided Cash Access Services to Ho-Chunk Nation and Chickasaw Nation since May 2003 and March 2005, respectively. There can be no assurance that these contracts will be renewed after their terms expire.
     On February 6, 2008, Michael D. Rumbolz, CEO of the Company was appointed to serve on the Board of Directors of Seminole Hard Rock Entertainment, Inc. and as a Manager of Seminole Hard Rock International, LLC.
Operating Leases
     The Company’s principal office is located in Las Vegas, Nevada. In addition, the Company has offices in Burnsville, Minnesota and San Diego, California which are used for the Company’s Technical Assistance Center, technical support staff, and warehousing. The leases in Las Vegas, Burnsville, and San Diego expire in July 2010, June 2010, and June 2008, respectively. The Company is required to pay base monthly rent plus real estate taxes and operating expenses on all locations. Rent expense was $315,230, $290,826 and $246,973 for the years ended December 31, 2007, 2006 and 2005, respectively. From December 2003 through October 2005, the Company leased space from a former officer of the Company on a month-to-month basis.
     Future minimum lease payments for the years ending December 31:

2008	$211,113
2009	167,602
2010	92,192

Total	$470,907

13. Equity Transactions
     On August 20, 2007, in connection with the amendment of the Senior Secured Convertible Notes and Warrants as more fully described in Note 15, the Company increased the aggregate number of shares of common stock underlying warrants to certain institutional accredited investors from 312,500 shares to 487,500 shares. The exercise price was reduced from $8.00 per share to $7.38 per share. The Company recorded expense of $314,724 during the year ended December 31, 2007.
     During 2007, 496,000 options were exercised for cash of $1,765,980 at a weighted average exercise price of $3.56 per share.
     During 2007, 315,000 options having a weighted average price of $6.61 per share were either cancelled or had expired.
     During 2007, 26,250 shares of restricted stock vested at a weighted average price of $6.47 per share.
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

     In January 2005, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. During 2005 to 2007, the Company did not repurchase any equity securities.
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
     Information regarding the Company’s stock options is summarized below:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Balance at December 31, 2004	1,757,750	$4.55
Granted	870,000	$6.94
Options exercised	(522,250)	$2.61
Expirations and cancellations	—	—

Balance at December 31, 2005	2,105,500	$6.02
Granted	120,000	$6.60
Options exercised	(294,500)	$5.78
Expirations and cancellations	(50,000)	$6.82

Balance at December 31, 2006	1,881,000	$6.07	$2,523,060

Granted	100,000	$6.36
Options exercised	(496,000)	$3.56
Expirations and cancellations	(315,000)	$6.61

Balance at December 31, 2007	1,170,000	$7.02	$9,600

Weighted average fair value of options granted during fiscal year 2007	$3.64
Weighted average fair value of options granted during fiscal year 2006	$3.94
Weighted average fair value of options granted during fiscal year 2005	$4.25

At December 31, 2007:
Options vested and exercisable	1,170,000	$7.02
Shares available under the 2005 Plan	273,000
At December 31, 2006:
Options vested and exercisable	1,881,000	$6.07
Shares available under the 2005 Plan	342,500
At December 31, 2005:
Options vested and exercisable	2,105,500	$6.02
Shares available for options	394,500
     The aggregate intrinsic value in the preceding table represent the total pretax intrinsic value, based on the Company’s closing stock price of $4.42 as of December 31, 2007, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2007 and 2006, the total number of exercisable in-the-money options was 5,000 and 1,176,000 with weighted average remaining contractual lives of 5.26 and 6.21 years, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $884,680, $305,690 and $2,435,770, respectively.
     Options outstanding at December 31, 2007 have a weighted average remaining contractual life of 7.46 years.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables summarize information about stock options outstanding as of December 31, 2007:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$2.50	5,000	5.26	$2.50	5,000	$2.50
$5.55	115,000	6.17	$5.55	115,000	$5.55
$6.24 to $8.05	1,050,000	7.62	$7.20	1,050,000	$7.20

$2.50 to $8.05	1,170,000	7.46	$7.02	1,170,000	$7.02

Stock Warrants
     Information regarding the Company’s stock warrants is summarized below:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2004	285,950	$1.69
Granted	—	—
Converted to stock under cashless transaction	(113,000)	$1.50
Warrants exercised	(90,450)	$2.11

Balance at December 31, 2005	82,500	$1.50
Granted	312,500	$8.00
Converted to stock under cashless transaction	(30,000)	$1.50
Warrants exercised	(15,625)	$1.50
Warrants expired	(11,250)	$1.50

Balance at December 31, 2006	338,125	$7.51
Granted	487,500	$7.38
Warrants expired	(338,125)	$7.51

Balance at December 31, 2007	487,500	$7.38

Weighted average fair value of warrants granted during fiscal year 2007	$1.5461
Weighted average fair value of warrants granted during fiscal year 2006	$2.9841
Weighted average fair value of warrants granted during fiscal year 2005	$—
     All warrants outstanding at December 31, 2007 have an exercise price of $7.38 with a remaining contractual life of 3.78 years. All warrants were recorded at fair value using the Black Scholes pricing model using the following assumptions for the year ended December 31, 2007: 5.0% risk-free interest rate, 2.5 years expected life for each warrant, 52.61% expected volatility and 0% dividend yield. See Note 15 related to the re-pricing and accounting for additional warrants issued in connection with the amendment of the Senior Secured Convertible Notes.
Restricted Stock Awards
     Restricted stock awards are awards of common stock that are subject to restrictions on transfer and to a risk of forfeiture if the awardee leaves the Company before the restrictions lapse. The holder of a restricted stock award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. The value of such stock was established by the market price on the date of the grant. Compensation expense is being recorded over the applicable restricted stock vesting periods, generally three years, using straight line vesting. There were no restricted stock awards granted prior to 2006. A summary of the Company’s restricted stock activity for the year ended December 31, 2007 and 2006 is presented in the following tables:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Unvested as of December 31, 2005	—	—
Granted	67,500	$6.67
Vested	—	—
Forfeited	—	—

Unvested as of December 31, 2006	67,500	$6.67
Granted	289,500	$6.05
Vested	(26,250)	$6.47
Forfeited	—	—

Unvested as of December 31, 2007	330,750	$6.14

     There were $1,604,647 and $343,522 of total unrecognized compensation costs related to the outstanding restricted stock awards which are expected to be recognized over a weighted average vesting period of 2.42 and 2.29 years as of December 31, 2007 and 2006, respectively. Recognized compensation expense related to restricted stock awards was $490,572 and $106,728 for the years ended December 31, 2007 and 2006, respectively. No restricted stock was awarded during the year ended December 31, 2005.
14. Income Taxes
     At December 31, 2007, 2006 and 2005, the Company had a federal operating loss carryforward of $19,631,000, $13,271,000 and $8,102,000, respectively, and multiple state net operating loss carryforwards of $12,814,000, $8,780,000 and $5,491,000, respectively, which begin to expire in 2025. The provision for (benefit from) income taxes consisted of the following components for the years ended December 31:

	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	(18,186)	15,800
Deferred	—	2,306,000	(2,767,000)
Tax benefit of stock option exercises, credited to additional paid-in capital	—	—	394,000

	$—	$2,287,814	$(2,357,200)

     The tax benefit for 2007, 2006 and 2005 of $0, $0 and $394,000, respectively, noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.
     Components of net deferred income taxes, including a valuation allowance, are as follows at December 31:

	2007	2006	2005

Deferred income tax assets:
Net operating loss and credit carryforwards	$7,709,000	$5,215,000	$3,144,000
Stock-based compensation	487,000	271,000	—
Stock option acceleration	14,000	68,000	100,000
Loss on debt extinguishment	1,537,000	—	—
Reserve related to receivable from collection agency	2,362,000	—	—
Other	420,000	1,036,000	154,000

	12,529,000	6,590,000	3,398,000
Deferred income tax liabilities:
Depreciation and amortization	(1,049,000)	(1,152,000)	(1,067,000)
Other	—	—	(25,000)

	11,480,000	5,438,000	2,306,000
Less: Valuation allowance	(11,480,000)	(5,438,000)	—

Net deferred income tax assets	$—	$—	$2,306,000

     The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $11,480,000 and $5,438,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2007 and maintained a full valuation allowance.
     Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, is as follows:

	2007	2006	2005
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.5)%	(4.5)%	(4.5)%
Permanent differences and other	(0.8)%	(2.2)%	—
Change in valuation allowance	39.3%	70.3%	—

Effective tax rate	0.0%	29.6%	(38.5)%

FIN No. 48
     The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the effects of FIN No. 48 and found its adoption to not have a material impact on the consolidated financial statements. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004 through 2006.

15. Senior Secured Convertible Notes
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
     In accordance with guidance from FASB Staff Position No. EITF 00-19-2 (FSP), the Company noted upon the adoption of this FSP, a payment under the registration agreement is not probable. If the registration agreement had not been part of the terms of the original agreement, the Original Warrants would have been classified as an equity instrument under other applicable GAAP rules for all periods. The Company reclassified $656,879 to additional paid-in capital and $120,132 to the note discount at January 1, 2007. The Company determined that the income statement effect on 2006 was not material. Amortization expense on the original issue discount was $124,822 for the year ended December 31, 2007.
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
     The Company applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company recorded a debt extinguishment loss of $4.3 million representing the difference between the carrying value of the Original Notes and Original Warrants and the fair market value of the Amended Notes and Amended Warrants during 2007. The $4.3 million debt extinguishment loss resulted from a $2.0 million increase in the aggregate principal amount of the Original Notes, $1.5 million and $0.5 million in write-offs of debt issuance costs and original issue discount relating to the Original Notes, respectively, and a $0.3 million increase in the value of the Amended Warrants and fair value of the additional warrants granted.
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
     The original issue discount relating to the Original Notes has been expensed and there is no discount or beneficial conversion relating to the Amended Notes as of December 31, 2007.
     On March 14, 2008 and as more fully described in Note 16 — Subsequent Events, the Company entered into a Second Amendment and Exchange Agreement with each of its note holders (each, a “Second Amendment and Exchange Agreement” and collectively, the “Second Amendment and Exchange Agreements”) pursuant to which the Company and each of the note holders agreed to, among other things, amend and restate the First Amended and Restated Notes, amend and restate the First Amended and Restated Warrants, and amend certain provisions of the other Transaction Documents.

16. Subsequent Events
Consulting Agreement with Alpine Advisors LLC
     As of January 30, 2008, the Company entered into an agreement with Alpine Advisors LLC, a strategic, management and financial consulting firm, to provide financial advisory services. Don R. Kornstein, who is a former director of the Company, is the managing member of Alpine Advisors LLC.
Amended Agreement with Native American Cash Systems Florida, Inc. (“NACSF”)
     During January 2008, the Company amended its financial services agreement dated December 7, 2006 with NACSF to specify the amount of ATM surcharge to be paid to the Seminole Tribe of Florida and the amount of commissions to be paid to NACSF, and to loan NACSF $1.5 million at an annual interest rate of 6% pursuant to the terms and conditions of a secured promissory note and security agreement. Principal and interest are to be paid in equal monthly installments of $129,100 with payments ending in December 2008. The loan is secured by any and all assets of NACSF, including but not limited to, all commissions, fees, or other revenues due NACSF.
Second Amended and Restated Notes and Warrants
     On March 14, 2008, the Company entered into a Second Amendment and Exchange Agreement with each of its note holders (each, a “Second Amendment and Exchange Agreement” and collectively, the “Second Amendment and Exchange Agreements”) pursuant to which the Company and each of the note holders agreed to, among other things, amend and restate the Senior Secured Convertible Notes, as previously amended and restated in August 2007 (the “First Amended and Restated Notes”), amend and restate the Warrants to Purchase Common Stock, as previously amended and restated in August 2007 (the “First Amended and Restated Warrants”), and amend certain provisions of the other Transaction Documents.
     The Senior Secured Convertible Notes, as amended and restated on March 14, 2008 (the “Second Amended and Restated Notes”) differ from the First Amended and Restated Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $22.0 million to $24.2 million, (ii) the conversion price was reduced from $8.00 per share to $2.51 per share, (iii) the conversion price may be further reduced by the note holders at any time on or before April 22, 2008 to 120% of the arithmetic average of the weighted average price of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008, (iv) the aggregate amount that the note holders may require the Company to redeem, and the aggregate amount that the Company may elect to redeem, on October 10, 2008 was increased from $8 million to $12.1 million, (v) the financial covenants based on Consolidated Total Debt to EBITDA (as defined in the First Amended and Restated Notes) were eliminated and the financial covenants based on Consolidated Revenue and Consolidated EBITDA (as defined in the Second Amended and Restated Notes) were modified to apply starting with the quarter ending March 31, 2009, and (vi) the interest rate will be increased by 1.5% per annum from and after the occurrence of any Dilutive Issuance Event (as defined in the Second Amended and Restated Notes). As a result of the March 14, 2008 amendment and restatement of the notes, the Company has reclassified $12.1 million of the Second Amended and Restated Notes from long term to short term debt on the consolidated balance sheet.
     The Warrants to Purchase Common Stock, as amended and restated on March 14, 2008 (the “Second Amended and Restated Warrants”) differ from the First Amended and Restated Warrants in certain material respects, including, without limitation, (i) the exercise price was reduced from $7.38 per share to $2.49 per share, and (ii) the exercise price may be further reduced by the note holders at any time on or before April 22, 2008 to 120% of the arithmetic average of the Weighted Average Price (as defined in the Second Amended and Restated Notes) of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008.
     The Second Amended and Restated Notes and the Second Amended and Restated Warrants contain various limitations on the number of shares of our common stock that may be issued upon conversion of the Second Amended and Restated Notes and upon exercise of the Second Amended and Restated Warrants. No note holder may convert its Second Amended and Restated Notes or exercise its Second Amended and Restated Warrants to the extent such conversion or exercise would cause such holder, together with such holder’s affiliates, to own more than 9.99% of our common stock following such conversion or exercise. In addition, in order to comply with the rules of The NASDAQ Stock Market, if the note holders make a Holder Conversion Price Adjustment Election (as such term is defined in the Second Amended and Restated Notes), we may not issue more than an aggregate of 3,755,154 shares of our common stock to the note holders without the prior approval of our stockholders. If the note holders do not make a Holder Conversion Price Adjustment Election, the exercise price of the Second Amended and Restated Notes may not be adjusted to less than $2.51 per share and the conversion price of the Second Amended and Restated Warrants may not be adjusted to less than $2.49 per share (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
     The Company will evaluate the financial statement effect of the March 14, 2008 amendment and restatement of the notes and warrants in its quarter ending March 31, 2008. See Note 15 for further information related to the senior convertible secured notes. The Company will finalize the debt extinguishment expense upon the final terms of the stock price and conversion rate and record in the quarter ending March 31, 2008.
17. Selected Quarterly Data (unaudited)
     During the fourth quarter of 2007, the Company made adjustments totaling $1,709,571 to reduce revenue and commissions expense during the first three quarters of 2007 and $302,017 during the fourth quarter of 2006 relating to two of its properties. These adjustments had no impact on the consolidated statement of operations. The adjustments are presented below in order to reconcile to quarterly amounts previously reported in Forms 10-Q and 10-K/A:

	Quarters during the Year Ended December 31, 2007
	March 31	June 30	September 30	December 31

Commission on cash advance and automated teller machines — as filed per Form 10-Q	$25,524,767	$26,595,032	$28,340,227	$26,106,943
Adjustments made during quarter ended December 31, 2007	$(368,622)	$(456,192)	$(884,757)	$—
Commission on cash advance and automated teller machines	$25,156,145	$26,138,840	$27,455,470	$26,106,943
Loss from operations	$(268,021)	$(597,889)	$(675,226)	$(4,299,877)
Net loss	$(1,425,955)	$(1,920,444)	$(6,434,942)	$(5,601,694)

Net loss per common share — Basic	$(0.08)	$(0.10)	$(0.35)	$(0.31)

Net loss per common share — Diluted	$(0.08)	$(0.10)	$(0.35)	$(0.31)

	Quarters during the Year Ended December 31, 2006
	March 31	June 30	September 30	December 31

Commission on cash advance and automated teller machines — as filed per Form 10-Q and Form 10-K/A	$20,479,125	$24,146,610	$25,966,850	$25,446,047
Adjustments made during quarter ended December 31, 2007	$—	$—	$—	$(302,017)
Commission on cash advance and automated teller machines	$20,479,125	$24,146,610	$25,966,850	$25,144,030
Loss from operations	$(1,455,912)	$(438,118)	$(3,624,728)	$1,240,850
Net loss	$(1,219,515)	$(804,142)	$(2,786,847)	$(5,207,908)

Net loss per common share — Basic	$(0.07)	$(0.05)	$(0.16)	$(0.29)

Net loss per common share — Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.29)

	Quarters during the Year Ended December 31, 2005
	March 31	June 30	September 30	December 31
Commission on cash advance and automated teller machines	$13,650,313	$16,036,555	$17,050,788	$16,428,302
Income (loss) from operations	$455,633	$(2,686,507)	$(96,082)	$(3,408,894)
Net income (loss)	$237,601	$(1,668,385)	$(71,108)	$(2,263,582)

Net income (loss) per common share — Basic	$0.01	$(0.10)	$(0.00)	$(0.14)

Net income (loss) per common share — Diluted	$0.01	$(0.10)	$(0.00)	$(0.14)