Form 10-K/A
period 2007-12-31
CASH SYSTEMS INC
filed 2008-04-29
CIK 861050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
Commission File Number 1-31955

CASH SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0398535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
7350 Dean Martin Drive, Suite 309
Las Vegas, Nevada 89139
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (702) 987-7170

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2007 was $70,692,508.
     The number of shares of the registrant’s common stock outstanding as of March 12, 2008 was 18,464,913.
     Documents Incorporated by Reference: None

CASH SYSTEMS, INC.
2007 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
     On April 1, 2008, Cash Systems, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission (the “SEC”). Because the Company will not file a definitive proxy statement for its 2008 annual meeting of shareholders within 120 days after the end of its last fiscal year, the Company is filing this Amendment No. 1 to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or modify or update the disclosures contained therein, except as expressly set forth herein.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors of Cash Systems, Inc.
     The following table identifies our directors and provides their ages and current positions within the Company as of April 29, 2008. Each director was elected to our Board of Directors at our annual meeting of stockholders in 2007 for a one-year term that will continue until our annual meeting of stockholders held in 2008 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal. Biographical information for each of our directors is provided below.

Name	Age	Position
Michael D. Rumbolz	54	Chief Executive Officer, President, and Chairman of the Board
Patrick R. Cruzen(1)(2)(3)	61	Director
Donald D. Snyder(1)(3)	60	Director
Patricia W. Becker(1)(3)	56	Director

(1)	Member of the Audit Committee.

(2)	Audit Committee financial expert.

(3)	Member of the Compensation Committee.
     Michael D. Rumbolz has been the Company’s Chief Executive Officer and Chairman of the Board since January 1, 2005 and also President since April 2005. Prior to January 2005, he was Vice Chairman and a director of Casino Data Systems from April 2000 to September 2001, and President and Chief Executive Officer of Anchor Gaming from 1995 to 2000. Prior to joining Anchor Gaming, Mr. Rumbolz was Director of Corporate Development for Circus Circus Enterprises Inc., including serving as the first president of and managing director of Windsor Casino Limited, a consortium company owned by Hilton Hotel Corp., Circus Circus Enterprises Inc. and Caesars World. Mr. Rumbolz also held various executive positions with Trump Hotels & Casino Resorts. Mr. Rumbolz is also a director of Employers Holdings Inc. and the Seminole Hard Rock Entertainment, Inc. and as a Manager of Seminole Hard Rock International, LLC.
     Patrick R. Cruzen joined the Company as a director in March 2004. Since 1997, Mr. Cruzen has served as Chief Executive Officer of Cruzen & Associates, which offers executive recruiting and consulting services for the gaming industry. From 1994 to 1996, he was President and Chief Operating Officer of Grand Casinos, Inc. From 1990 to 1994, Mr. Cruzen served as Senior Vice President of Finance and Administration of MGM Grand, Inc. Mr. Cruzen is also a director of two other public companies, Canterbury Park Holding Company and Majestic Star Casino, LLC.
     Donald D. Snyder has been a director since April 2005. Prior to that time, Mr. Snyder served as President and as a member of the board of directors of Boyd Gaming since 1997. Prior to Boyd Gaming, he was the President and Chief Executive Officer of the Fremont Street Experience, where he continued to hold the Chairman’s post on its governing board until 2006. Mr. Snyder served from 1987 through 1991 as Chairman of the Board and Chief Executive Officer of First Interstate Bank of Nevada, the state’s largest full service bank at the time. During his 22 years with First Interstate Bank, he served his first 18 years in California in various management positions in retail and corporate banking, international banking and real estate banking. He has served on the boards of several gaming and non-gaming companies, including current service on the boards of two other public companies, Western Alliance Bancorporation and Sierra Pacific Resources. Additionally, Mr. Snyder has served on numerous non-profit boards, which presently include the Nevada Development Authority, UNLV Foundation, and the Las Vegas Performing Arts Center Foundation.

     Patricia W. Becker has been a director since April 2005. Ms. Becker is currently the Executive Director of the International Gaming Institute at the University of Nevada, Las Vegas. Ms. Becker most recently served as Senior Vice President of Corporate Affairs for Aladdin Gaming, LLC, which owned the Aladdin Resort & Casino. Before joining the Aladdin in 1998, she owned her own gaming consulting business focused exclusively on assisting senior management and corporate boards with various gaming business issues. Earlier in her career, Ms. Becker served as Chief of Staff to former Governor Bob Miller of the State of Nevada, was a Senior Vice President and General Counsel of Harrah’s Hotel and Casino Corporation, and served as a board member on the Nevada State Gaming Control Board. Ms. Becker formerly served on the boards of Fitzgeralds Gaming Corporation and Powerhouse Technologies, Inc.
Executive Officers of Cash Systems, Inc.
     The following table lists the executive officers of the Company and provides their respective ages and current positions with the Company as of April 29, 2008. Biographical information for each such person, other than Michael D. Rumbolz, whose biography is provided under the heading “Directors of Cash Systems, Inc.,” is provided below.

Name	Position	Age
Michael D. Rumbolz	Chief Executive Officer, President and Chairman of the Board	54
Andrew Cashin	Executive Vice President, Chief Financial Officer and Treasurer	43
John F. Glaser	Executive Vice President of Sales and Marketing	52
Katherine W. Bloomfield	Chief Information Officer	55
Zev Kaplan	General Counsel and Assistant Secretary	55
     Andrew Cashin has been the Company’s Executive Vice President, Chief Financial Officer and Treasurer since March 23, 2006. Prior to joining the Company, Mr. Cashin was employed as a Senior Vice President of Bally Gaming, a principal business unit of Bally Technologies, Inc. (formerly known as Alliance Gaming Corporation), which is a worldwide leader in designing, manufacturing and distributing traditional and nontraditional gaming machines. As Senior Vice President of Bally Gaming, Mr. Cashin was responsible for oversight of Bally Gaming’s various business lines, including game sales and game operations. Prior to serving in that capacity, Mr. Cashin was employed as Vice President of Finance and Information Technology of Bally Gaming, where he was responsible for the daily oversight of Bally Gaming’s finance department. Prior to that, Mr. Cashin was the Western Regional Brand Operations Manager at Harrah’s Entertainment, Inc. Mr. Cashin began his professional career as an accountant with Arthur Andersen & Co.
     John F. Glaser has been the Company’s Executive Vice President of Sales and Marketing since June 6, 2005. Mr. Glaser has over 20 years of sales and marketing experience, including 13 years of experience in the gaming sector. He is the former Vice President of Sales for Bally Gaming, where he oversaw the sale and leasing of gaming machines for the United States and Canadian markets. Prior to joining Bally Gaming in 1997, Mr. Glaser was the Director of Sales for International Game Technology, where he was responsible for hiring, training and developing the sales and sales support staff as well as for the sale and leasing of over 79,000 gaming machines. Mr. Glaser joined International Game Technology in 1992 from The Circle K Corporation, where he spent eight years as Manager and Regional Marketing Director.
     Katherine W. Bloomfield has been the Company’s Chief Information Officer since August 1, 2005. Ms. Bloomfield has over 20 years of experience in the software development and delivery industry, specializing in enterprise data management and distribution solutions. Most recently, Ms. Bloomfield was Vice President of Operations for VisionShare Inc. with responsibility for the delivery of VisionShare’s integration services, managed services, product development, quality assurance and customer support. Prior to VisionShare, Mr. Bloomfield’s management roles include Vice President of Technical Operations for Stellent, Inc. and Director of Professional Services for Apertus Technologies, where she was responsible for guiding the expansion of consulting services, product training and product support organizations resulting in increased accountability and revenue growth. Earlier in her career, Ms. Bloomfield held technical positions at PricewaterhouseCoopers and Control Data where she was instrumental in the development and delivery of custom software applications for the financial service and electrical utility industries, respectively.
     Zev E. Kaplan has been the Company’s General Counsel since March 2005. Mr. Kaplan has been a member of the Board of Directors of Homeland Security Capital Corporation, a publicly-traded company, since January 2006. From April 1995 to the present he has been General Counsel to the Regional Transportation Commission of Southern Nevada, where he has played a key policy role in the start-up of the local transit systems and their facilities. Mr. Kaplan spent fifteen years in government services during which time he served as Senior Deputy D.A. with the Clark County District Attorney’s Office-Civil Division; General Counsel to the Nevada Public Service Commission; and Staff Attorney to the U.S. Senate Committee

on Commerce, Science and Transportation. Mr. Kaplan received his J.D. from Southwestern University School of Law; MBA from the University of Nevada, Las Vegas; and B.S. from the Smith School of Business at the University of Maryland.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2007, with the exception of: Mr. Kaplan, Mr. Glaser, Mr. Cashin, and Ms. Bloomfield, who filed a late Form 4 on June 29, 2007 covering restricted stock grants of 10,000, 20,000, 25,000, and 20,000 shares of our common stock.
Code of Conduct
     The Board of Directors has approved a Code of Conduct that applies to the Chief Executive Officer, the Chief Financial Officer, and all other persons performing similar functions. The Code of Conduct addresses such topics as ethical conduct, proper use of our assets, compliance with applicable laws and regulations, and accuracy and preservation of public disclosures. The Code of Conduct was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Copies of the Code of Conduct are available upon written request to:
Cash Systems, Inc.
Attn: Secretary
7350 Dean Martin Drive, Suite 309
Las Vegas, NV 89139
     Any amendments or waivers to our Code of Conduct will be promptly disclosed by posting on our website at www.cashsystemsinc.com.
Audit Committee
     The Audit Committee operates under a written charter adopted by the Board of Directors. Among other things, the purpose of the Audit Committee is to oversee and monitor the integrity of the Company’s financial statements and internal accounting and financial controls, the Company’s independent auditor’s qualifications, independence and compensation, the performance of the Company’s internal auditors and independent auditors, and the Company’s compliance with legal and regulatory requirements. The Audit Committee consists of Messrs. Cruzen (Chairman) and Snyder and Ms. Becker. The Board has determined that Mr. Cruzen is an “audit committee financial expert” as defined by the rules of the SEC. The Board has also determined that each of Ms. Becker, Mr. Cruzen, and Mr. Snyder is an independent director and meets each of the other requirements for Audit Committee members under the applicable rules and regulations of NASDAQ.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
     We have adopted a practice of offering competitive compensation intended to attract, retain and motivate a qualified executive management team at market rates. With respect to our chief executive officer (“CEO”), chief financial officer, and the other three most highly-compensated executive officers (collectively referred to as the “Named Executive Officers”), this Compensation Discussion and Analysis describes our compensation philosophy and objectives, methodologies to establish their compensation, and the practices to administer such programs.
     The Company’s Compensation Committee (the “Committee”) is authorized to review and approve the compensation of the CEO and recommend for approval of the full Board of Directors, the annual compensation for each of the other Named Executive Officers. The Committee operates under a written charter adopted by our Board and is comprised solely of independent directors as determined in accordance with various rules and regulations of NASDAQ, the SEC and the Internal Revenue Service.
Compensation Objectives and Philosophy
     In determining the appropriate pay levels for base salary, target bonuses, and long-term incentives, the Committee relied primarily on its review and analysis of the following factors, where relevant for each Named Executive Officer:
•	the responsibilities of the position, the performance of the individual and his or her general experience and qualifications

•	our overall financial performance (including budget variances) for the previous year and the contributions to such performance measures by the individual or his or her department

•	the individual’s total compensation during the previous year or at his or her prior employment where relevant to the position filled at the Company

•	compensation levels paid by comparable companies in similar industries

•	the individual’s length of service with us

•	any knowledge or set of skills not easily replaceable that are critical to the success of the Company

•	the individual’s effectiveness in dealing with external and internal audiences
     The primary objective of our fiscal year 2007 executive compensation program was to motivate executives and key talent to achieve critical financial and non-financial corporate goals. Our 2007 executive compensation program took into account the Company’s dependence on the long-term development and implementation of new technologies and innovative processes. As with many companies who have long development cycles of key products, it was critical for us to recognize annual individual contributions that would positively impact Company value in future years. This was also necessary to retain key executive talent during the development cycle of our products.
     The Committee believes that a culture of Company ownership is critical to align executive and stockholder interests. To attract, reward, and retain highly talented executives, key objectives of our executive compensation program are to pay executives competitively, both in value and the mix of pay between each component of total compensation. The Committee believes we accomplish these objectives by providing total compensation packages to our executive team that are comparable to executives of similarly sized companies and with similar roles and responsibilities within the industries in which we compete for executive talent. The Committee believes that the compensation of our Named Executive Officers is competitive with companies of similar size and with comparable operating results in similar industries.
Methodologies for Establishing Compensation Program
     At the end of fiscal year 2006, the Committee engaged an independent compensation consultant to advise the Committee on the principal aspects of executive compensation, including base salaries and short- and long-term incentives, as well as all aspects of Board of Directors’ compensation. The Committee selected Presidio Pay Advisors, Inc. (“Presidio Pay”), an independent compensation consultant, to provide the Committee with a competitive analysis of current executive and Board of Directors’ compensation for fiscal year 2007 and to assist the Committee in complying with new executive compensation disclosure requirements for fiscal year 2006. The analysis and recommendations of Presidio Pay for executive management and the Board of Directors is reflected in the new employment agreement for our CEO and have been incorporated into the fiscal year 2007 compensation program.
     Presidio Pay reported to the Committee rather than to management, although it met with management from time to time for purposes of gathering information on proposals that management made to the Committee. The Committee is free to replace Presidio Pay or hire additional consultants at any time. Presidio Pay has not provided any other services, outside those listed above, to the Company and received compensation only with respect to the services provided to the Committee.
     The Committee acts independently of the CEO when determining the compensation program and levels for the CEO. The Committee will solicit recommendations from the CEO and other members of senior management for the compensation program for the other Named Executive Officers. However, implementation of any recommendations made by the CEO or other members of senior management is at the sole discretion of the Committee.
     When share based compensation is included as part of an executive’s compensation, the share based grants (i.e. options or restricted stock) are approved by the Committee and priced based on the closing price of the Company’s stock on the date the grant is approved by the Committee.
Components of our Compensation Program
     The Committee uses the above objectives as a guide for assessing how to allocate each of the following components of our compensation program:
•	Annual base salaries

•	Short-term cash bonuses

•	Long-term equity-based compensation (stock options, restricted shares, etc.)

•	Retirement benefits provided under a 401(k) plan

•	Executive perquisites

•	Benefits provided under an all-employee benefit program
Base Salary
     Base salaries are the fixed, recurring portion of the employee’s cash compensation paid over a 12 month period and are intended to reward the day-to-day aspects of their roles and responsibilities and to maintain pay levels and pay mix that are competitive with those companies with whom we compete for executive talent. The Committee believes that the fiscal year 2007 base compensation of our Named Executive Officers was competitive with companies of similar size and with comparable operating results in similar industries.
Annual Incentives
     Historically, annual bonuses have been distributed by the CEO using a bonus pool approved by the Board of Directors, the final distribution of which was reported back to the Board of Directors. The Committee has established a formal executive bonus plan to reward executives based on performance in their positions as well as the overall performance of the Company. The plan is effective for fiscal year 2008. For fiscal year 2007 performance, no annual bonuses were paid out.
     Annual bonuses are intended to reward overall financial performance, including budget variances for the previous year, and the contributions to such performance measures by an executive or his or her business unit. In addition, the Committee considers subjective performance metrics of the executive and the individual’s effectiveness in dealing with external and internal constituencies. When performance is achieved, bonuses can be a significant portion of an executive’s annual compensation package.
     In fiscal year 2007, the CEO was awarded a contractual cash bonus of $50,000, based on the terms of his employment agreement signed in fiscal year 2004 for fiscal year 2006 performance. None of the other Named Executive Officers were awarded a cash bonus for fiscal year 2007 performance. In addition, the Executive Vice President of Sales and Marketing was awarded 20% of the commissions earned by the sales department pursuant to his employment agreement in which he is entitled to participate in the Company’s sales commission program as determined by senior management. Sales commissions are paid based on such factors as gross profit percentage and length of contract term.
Long-Term Incentives
     The Committee believes that equity ownership of the Named Executive Officers aligns the interests of the executives with those of our stockholders and enhances our ability to attract and retain highly qualified personnel on a basis competitive with industry practices. Equity-based incentives granted by the Company pursuant to our equity incentive plans helps achieve this objective and provides additional compensation to the executives. We have granted both stock options and restricted stock as a long-term, equity-based compensation that vests based on continued employment over multiple years. The number of options and/or restricted stock granted and the vesting schedule for each executive’s grant in 2007 was determined based on a variety of factors, including market pay practices, the availability of shares under the current equity incentive plan, and concerns over stockholder dilution.
     In fiscal year 2007, the Committee chose to issue restricted shares to Andrew Cashin (Chief Financial Officer), John Glaser (Executive VP of Sales and Marketing), Kate Bloomfield (Chief Information Officer), and Zev Kaplan (General Counsel). The Committee’s decision was based on concern over stockholder dilution, the limited number of shares reserved for future issuance under the current equity incentive plan, and the need to make a competitive long-term incentive grant to retain Mr. Cashin, Mr. Glaser, Ms. Bloomfield, and Mr. Kaplan. The use of restricted stock allowed the Committee to use fewer underlying shares than would be required using stock options, while conserving the additional shares remaining in the pool to attract or retain other key executives.
Benefits & Perquisites
     In fiscal year 2007, the Named Executive Officers were eligible to receive health care coverage, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, and certain other benefits that are generally available to other Company employees.
     Other perquisites given to the Named Executive Officers can include vacation time in addition to the vacation time typically provided to other Company employees and an automobile allowance.
     The Company maintains a tax-qualified 401(k) Plan. The 401(k) Plan permits participants to make 401(k) contributions on a pretax basis. All employees of the Company who are at least age 21 are eligible to participate in the 401(k) Plan. In general, participants can contribute up to $15,500 of their pretax compensation to the 401(k) Plan (subject to changes by the IRS on an annual basis). The 401(k) Plan also provides that the Company will make a matching contribution on behalf of each eligible participant equal to 100% of the 401(k) contributions made by such participants, up to 4% of their individual compensation.
     We believe our perquisites and generally available benefits, such as 401(k) plans and health care coverage, are standard components of any competitive pay package. We feel that without offering these additional elements of compensation, we would not be able to attract and retain key executive talent. In addition to competitive practices, our benefits programs give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, enhanced health, and productivity in full compliance with applicable legal requirements. These generally available benefits typically do not specifically factor into decisions regarding an individual executive’s total compensation or equity award package.
Chief Executive Officer Compensation
     The base salary of our CEO, Michael D. Rumbolz, was paid under the terms of his current employment agreement, which was executed in 2007. The agreement set Mr. Rumbolz’s base salary at $350,000, with the potential to earn more than the base amount upon the satisfaction of specified performance goals, as established by the Committee. No bonus was awarded for fiscal year 2007 performance. Mr. Rumbolz’s original employment agreement, which was executed in 2004, provided for an annual cash bonus of a minimum amount of $50,000 payable on February 15, 2007 for fiscal year 2006 performance. The CEO’s job performance was evaluated by reference to the performance of the Company with respect to revenue and earnings, return on stockholders’ equity, improving capital structure and financial condition, as well as the CEO’s leadership and team-building skills.
Change of Control and Post-Employment Payments
     From time to time, the Company may enter into certain arrangements that provide for payment upon the termination of a Named Executive Officer. Currently, the Named Executive Officers have provisions in their employment agreements that would provide for some form of post-employment severance benefits. The Company believes that post-employment severance benefits are in line with market pay practices. There are a number of different types of arrangements the Company currently has with its Named Executive Officers. The potential payments for each Named Executive Officer are identified in the “Potential Post-Employment Payment Calculations” section of this filing. The following summarizes the potential payments the Company is obligated to make in the event of an involuntary termination without cause and involuntary termination upon a change-in-control.
     Involuntary Termination Without Cause — In the event of a termination of the Named Executive Officer’s employment without cause by the Company, the executive will be entitled to full vesting of any unvested restricted stock awards. In addition, certain Named Executive Officers are eligible to continue to receive the base salary and certain benefits agreed upon under their employment agreements for the remaining term of the agreement if they are terminated without cause.
     Involuntary Termination Following a “Change of Control” — If a change of control of the Company occurs, each Named Executive Officer will be entitled to full vesting of any unvested restricted stock awards. In addition, the Board, pursuant to the 2005 Equity Incentive Plan, has the discretion to accelerate the vesting of any stock options or restricted shares granted. In addition, each Named Executive Officer will be eligible to continue to receive the base salary and certain benefits agreed upon under their employment agreement for the remaining term of the agreement if they are terminated without cause following a change of control.
Tax Deductibility and Executive Compensation
     We have structured our compensation program to comply with Internal Revenue Code Sections 162(m). Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report of Form 10-K.
The COMPENSATION COMMITTEE
Patricia Becker, Chair
Patrick R. Cruzen
Donald Snyder
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

EXECUTIVE COMPENSATION
     The following table illustrates the compensation paid during fiscal year 2007 to our Chief Executive Officer, Chief Financial Officer, and each of our three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2007. We collectively refer to these persons as the “Named Executive Officers.”
Summary Compensation Table

							Change in
							Pension
							Value and
							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)	($)(4)	($)
Michael D. Rumbolz	2007	$350,000	$50,000	$66,796	$—	$—	$—	$29,323	$496,119
Chief Executive Officer,	2006	$350,000	$50,000	$—	$—	$—	$—	$29,123	$429,123
President & Chairman of the Board
Andrew Cashin	2007	$250,000	$—	$143,087	$—	$—	$—	$5,319	$398,406
Executive Vice President,	2006	$184,616	$—	$87,434	$—	$—	$—	$33,504	$305,554
Chief Financial Officer & Treasurer
John F. Glaser	2007	$170,000	$—	$23,798	$—	$33,884	$—	$13,474	$241,156
Executive Vice President	2006	$160,769	$16,000	$—	$—	$58,469	$—	$13,794	$249,032
of Sales & Marketing
Katherine W. Bloomfield	2007	$150,000	$—	$23,798	$—	$—	$—	$10,856	$184,654
Chief Information Officer	2006	$146,615	$12,000	$—	$—	$—	$—	$11,279	$
Zev E. Kaplan	2007	$125,000	$—	$11,902	$—	$—	$—	$33,550	$170,452
General Counsel	2006	$125,000	$18,500	$—	$—	$—	$—	$34,482	$177,982

(1)	The bonus for Mr. Rumbolz is a guaranteed payment for fiscal year 2005 and 2006 performance per his original employment agreement paid in fiscal year 2006 and 2007, respectively. The bonuses for Mr. Glaser, Ms. Bloomfield, and Mr. Kaplan are discretionary bonuses for fiscal year 2005 performance paid in fiscal year 2006.

(2)	The amounts reported in this column represent expense recognized in 2007 for restricted stock award grants, calculated in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share-based Payments” and include expense for awards granted in 2007 and prior years. These amounts were determined by multiplying the number of restricted shares granted by the market price of a share of our common stock on the date of grant, allocated over the vesting period of the award.

(3)	In his capacity as the Executive Vice President of Sales & Marketing, Mr. Glaser was the only executive eligible to participate in the sales commission program per his employment agreement. The plan is designed to promote profitable growth of the Company by providing commission payments based on (i) achievement of gross profit dollars, (ii) gross profit margin percent, and (iii) term of contract.

(4)	The amounts represent the following:
•	Mr. Rumbolz: $9,000 in automobile allowance, $11,323 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums, and $9,000 in 401(k) contributions made on his behalf;

•	Mr. Cashin: $5,319 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums;

•	Mr. Glaser: $5,319 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums, and $8,155 in 401(k) contributions made on his behalf;

•	Ms. Bloomfield: $5,319 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums, and $5,960 in 401(k) contributions made on her behalf; Mr. Clifford: $1,000 in automobile allowance, $1,330 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums, and $78,222 in consulting fees paid for Mr. Clifford’s post-termination consulting arrangement with the Company; and

•	Mr. Kaplan: $24,000 in administrative reimbursement to Zev E. Kaplan Ltd, Mr. Kaplan’s professional law corporation, $5,319 in Company paid medical, accidental death & disability, life, long-term disability, and dental premiums, and $4,231 in 401(k) contributions made on his behalf.

Employment Agreements
     Subsequent to an amendment to extend the expiration of Mr. Rumbolz’s original contract from December 31, 2006 to March 31, 2007, the Company entered into a new employment agreement with Michael D. Rumbolz, effective March 6, 2007, pursuant to which Mr. Rumbolz serves as the Company’s Chief Executive Officer, Chairman of the Board, and President. Under the terms of the new agreement, Mr. Rumbolz receives an annual base salary of $350,000, has been granted 65,000 shares of restricted stock at the “fair market value” of such stock on the date of grant, vesting in four equal annual installments, and is entitled to no less than two weeks paid annual vacation, reimbursement for any and all ordinary and necessary business expenses that he reasonably incurs in connection with the business of the Company, and other usual benefits. This new agreement expires on March 5, 2009, unless sooner terminated or extended.
     On March 23, 2006, the Company entered into an employment agreement with Andrew Cashin, pursuant to which Mr. Cashin serves as the Company’s Executive Vice President and Chief Financial Officer. Pursuant to this agreement, Mr. Cashin receives an annual base salary of $250,000, bonus compensation as determined by the Company’s Board of Directors, no less than four weeks paid annual vacation, reimbursement for any and all ordinary and necessary business expenses that he reasonably incurs in connection with the business of the Company, and other usual benefits. Mr. Cashin also received 50,000 shares of restricted stock as well as an additional grant in 2007 of 25,000 at the “fair market value” of such stock on the date of grant, vesting in three equal annual installments. The employment agreement expires on March 22, 2009, unless sooner terminated or extended.
     On June 6, 2005, the Company entered into an employment agreement with John F. Glaser, pursuant to which Mr. Glaser serves as the Company’s Executive Vice President of Sales & Marketing. Pursuant to this agreement, Ms. Glaser receives an annual base salary of $150,000 through June 5, 2006 and $170,000 from June 6, 2006 through June 5, 2007. Mr. Glaser is also eligible for bonus compensation as determined by the Company’s Board of Directors, no less than four weeks paid annual vacation, reimbursement for any and all ordinary and necessary business expenses that he reasonably incurs in connection with the business of the Company, and other usual benefits. In addition, Mr. Glaser participated in the FY 2007 Sales Compensation Plan. Mr. Glaser’s FY 2007 commission earnings can be found in the Summary Compensation Table. Mr. Glaser also received the option to purchase 100,000 shares of the Company’s common stock at the “fair market value” of such stock on the date of grant. This agreement expired on June 5, 2007. The Company currently employs Mr. Glaser as an at-will employee.
     On July 5, 2005, the Company entered into an employment agreement with Katherine W. Bloomfield, pursuant to which Ms. Bloomfield serves as the Company’s Chief Information Officer. Pursuant to this agreement, Ms. Bloomfield receives an annual base salary of $150,000, bonus compensation as determined by the Company’s Board of Directors, no less than four weeks paid annual vacation, reimbursement for any and all ordinary and necessary business expenses that she reasonably incurs in connection with the business of the Company, and other usual benefits. Ms. Bloomfield also received the option to purchase 70,000 shares of the Company’s common stock at the “fair market value” of such stock on the date of grant. This agreement expired on August 1, 2007. The Company currently employs Ms. Bloomfield as an at-will employee.
     On March 14, 2005, the Company entered into an employment agreement with Zev E. Kaplan, pursuant to which Mr. Kaplan serves as the Company’s General Counsel. Pursuant to this agreement, Mr. Kaplan receives an annual base salary of $125,000, bonus compensation as determined by the Company’s Board of Directors, no less than two weeks paid annual vacation, reimbursement for any and all ordinary and necessary business expenses that he reasonably incurs in connection with the business of the Company, $24,000 in administrative reimbursement to Mr. Kaplan’s professional law corporation, and other usual benefits. This agreement expired on March 13, 2007. The Company currently employs Mr. Kaplan as an at-will employee.

Grants of Plan-Based Awards
     The following table complements the Summary Compensation Table disclosure of the grant date fair value of stock option and restricted stock awards granted to our Named Executive Officers during fiscal year 2007.
Grants of Plan-based Awards

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Price of	Fair Value
		Under Non-Equity			Under Equity Incentive			Shares	Securities	Option	of Stock
		Incentive Plan Awards			Plan Awards			of Stock	Underlying	Awards	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Share)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(2)	Awards
Michael D. Rumbolz	3/6/2007	$—	$—	$—	—	—	—	65,000 (1)	—	$5.03	$326,950
Andrew Cashin	6/6/2007	$—	$—	$—	—	—	—	25,000	—	$6.30	$157,500
John F. Glaser	6/6/2007	$—	$—	$—	—	—	—	20,000	—	$6.30	$126,000
Katherine W. Bloomfield	6/6/2007	$—	$—	$—	—	—	—	20,000	—	$6.30	$126,000
Zev E. Kaplan	6/6/2007	$—	$—	$—	—	—	—	10,000	—	$6.30	$63,000

(1)	In conjunction with his employment as Chief Executive Officer, President, and Chairman of the Board, Mr. Rumbolz was granted 65,000 shares of restricted stock at a price of $5.03 per share on March 6, 2007.

(2)	Grant price of restricted stock award is equal to the closing price of our common stock on the date of grant.
Outstanding Equity Awards at Fiscal Year-End
     The following table shows information as of December 31, 2007 for our Named Executive Officers concerning unexercised options, stock that has not vested and equity incentive plan awards.
Outstanding Equity Awards at Fiscal Year-end

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan					Number of	Market or
			Awards:				Market	Unearned	Payout Value
	Number of	Number of	Number of			Number of	Value of	Shares,	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable(1)	Unexercisable	(#)	($)	Date	(#)	($)(2)	(#)	($)
Michael D. Rumbolz	300,000	—	—	$7.45	12/22/2014	65,000 (3)	$287,300	—	$—
Andrew Cashin	—	—	—	$—	—	33,334 (4)	$147,336	—	$—
	—	—	—	$—	—	25,000 (5)	$110,500	—	$—
John F. Glaser	100,000	—	—	$7.69	6/6/2015	20,000 (6)	$88,400	—	$—
Katherine W. Bloomfield	70,000	—	—	$8.05	8/1/2015	20,000 (6)	$88,400	—	$—
Zev E. Kaplan	120,000	—	—	$7.70	3/15/2015	10,000 (7)	$44,200	—	$—

(1)	On December 31, 2005, the Company accelerated the vesting of all outstanding stock option grants for all employees so that all options were fully exercisable.

(2)	Value is based on the closing price of our common stock of $4.42 on December 31, 2007.

(3)	Consists of 65,000 shares of restricted stock that vest 16,250 on the first, second, third, and fourth anniversary of the grant date.

(4)	Consists of 50,000 shares of restricted stock that vest 16,666 on the first anniversary of the grant date and 16,667 on the second and third anniversary of the grant date.

(5)	Consists of 25,000 shares of restricted stock that vest 8,334 on the first anniversary of the grant date and 8,333 on the second and third anniversary of the grant date.

(6)	Consists of 20,000 shares of restricted stock that vest 6,667 on the first and second anniversary of the grant date and 6,666 on the third anniversary of the grant date.

(7)	Consists of 10,000 shares of restricted stock that vest 3,334 on the first anniversary of the grant date and 3,333 on the second and third anniversary of the grant date.
Option Exercises and Stock Vested
     16,667 shares of restricted stock vested for one of our Named Executive Officers during 2007. None of our Named Executive Officers exercised any options in 2007.
Nonqualified Deferred Compensation
     The Company does not maintain any deferred compensation programs. Accordingly, none of our Named Executive Officers deferred compensation during 2007.
Potential Post-Employment Payment Calculations
     The Company has entered into certain agreements and maintains certain plans that will require the Company to provide compensation to certain Named Executive Officers in the event of termination of employment, resignation, death or disability, or change in control of the Company. The amount of compensation payable to each Named Executive Officer in each situation is listed in the tables below. The Company does not provide for any payments upon retirement or upon termination for cause.
     Regardless of the manner in which a Named Executive Officer’s employment terminates, he is entitled to receive amounts earned during his term of employment, including amounts accrued and vested through the 401(k) Plan and, except as provided in the tables below, each Named Executive Officers is eligible to receive vested equity awards upon a termination of employment for any reason. If a change of control of the Company occurs, each Named Executive Officer is entitled to the same severance benefits as in the case of an involuntary termination without cause regardless of whether a termination of employment occurs. The following tables describe the potential payments upon termination or a change in control of the Company for the Named Executive Officers. The actual amounts paid to any Named Executive Officer can only be determined at the time of the executive’s separation from the Company.
Mr. Michael Rumbolz
     Subsequent to an amendment to extend the expiration of Mr. Rumbolz’s original contract from December 31, 2006 to March 31, 2007, the Company entered into a new employment agreement with Michael D. Rumbolz, effective March 6, 2007, pursuant to which Mr. Rumbolz serves as the Company’s Chief Executive Officer, Chairman of the Board, and President.

			Involuntary
Executive Benefits and			Not for Cause		For Cause	Death or
Payments Upon Termination(1)	Resignation(2)		Termination(3)		Termination	Disability
Compensation:
Base Salary	$57,534		$412,329		$—	$—
Short-Term Incentive(4)	—		—		—	—
Long-Term Incentives:	—
Unvested Restricted Stock	—	(5)	287,300	(6)	—	287,300	(6)
Benefits and Perquisites:
Automobile(7)	1,500		10,603		—	—
Health Care	1,861		13,339		—	—
Accrued Vacation Pay(8)	13,462		26,924		—	—

Total	$74,357		$750,495		$—	$287,300

(1)	For purposes of this analysis, we assumed the executive’s base salary equal to be $350,000.

(2)	Assumes the Company exercises its right to relieve the executive of the obligation to perform his duties immediately upon delivery of the executive’s notice of resignation and the executive gives exactly 60 days notice of such resignation as required by the executive’s employment agreement.

(3)	Assumes the executive’s severance benefit under an involuntary not for cause termination is equal to the remaining term of the employment agreement base salary, benefits and perquisites, and accelerated vesting of 65,000 unvested restricted stock awards as of December 31, 2007. This term would be for a total of 430 days, with the term of the employment agreement terminating on March 5, 2009.

(4)	The executive is entitled to a bonus based, in part, on performance as defined by the Compensation Committee and the Board of Directors. Upon resignation, involuntary not for cause termination, or death or disability, the executive or the executive’s estate would be entitled to any bonus earned upon the date of a triggering event. The Company has not set a bonus target. Therefore, a reasonable assumption of the value of a bonus payment can not be made.

(5)	No restricted stock awards will vest within 60 days from the end of the fiscal year December 31, 2007.

(6)	Assumes full vesting of 65,000 of unvested restricted stock at a price per share of $4.42 on the executive’s assumed date of termination, death, or disability (December 31, 2007).

(7)	Under a resignation, the value of the automobile allowance is calculated as $750 per month. Under an involuntary not for cause termination, the value is calculated as $750 per month prorated over the remaining term of the employment agreement of 430 days.

(8)	The value of these vacation days is calculated as the executive’s annual salary of $350,000 divided by the weeks in a year (52) multiplied by the total number of accrued vacation weeks (2). Where the executive’s contract includes a partial year, the number of vacation weeks accrued is assumed to be the full 2 weeks as provided for by the employment agreement.
Mr. Andrew Cashin

			Involuntary
Executive Benefits and			Not for Cause		For Cause	Death or
Payments Upon Termination(1)	Resignation(2)		Termination(3)		Termination	Disability
Compensation:
Base Salary	$41,096		$306,164		$—	$—
Short-Term Incentive(4)	—		—		—	—
Long-Term Incentives:
Unvested Restricted Stock	—	(5)	147,336	(6)	—	147,336	(6)
Benefits and Perquisites:
Health Care	874		6,514		—	—
Accrued Vacation Pay(7)	19,231		38,462		—	—

Total	$61,201		$498,476		$—	$147,336

(1)	For purposes of this analysis, we assumed the executive’s base salary equal to be $250,000.

(2)	Assumes the Company exercises its right to relieve the executive of the obligation to perform his duties immediately upon delivery of the executive’s notice of resignation and the executive gives exactly 60 days notice of such resignation as required by the executive’s employment agreement.

(3)	Assumes the executive’s severance benefit under an involuntary not for cause termination is equal to the remaining term of the employment agreement base salary, benefits and perquisites, and accelerated vesting of 33,334 unvested restricted stock awards as of December 31, 2007. This term would be for a total of 447 days, with the term of the employment agreement terminating on March 22, 2009.

(4)	The executive is entitled to a bonus based, in part, on performance as defined by the Compensation Committee and the Board of Directors. Upon resignation, involuntary not for cause termination, or death or disability, the executive or the executive’s estate would be entitled to any bonus earned upon the date of a triggering event. The Company has not set a bonus target and has not yet paid a bonus to the executive since commencement of employment. Therefore, a reasonable assumption of the value of a bonus payment can not be made.

(5)	No restricted stock awards will vest within 60 days from the end of the fiscal year December 31, 2007.

(6)	Assumes full vesting of 33,334 of unvested restricted stock at a price per share of $4.42 on the executive’s assumed date of termination, death, or disability (December 31, 2007).

(7)	The value of these vacation days is calculated as the executive’s annual salary of $250,000 divided by the weeks in a year (52) multiplied by the total number of accrued vacation weeks (4). Where the executive’s contract includes a partial year, the number of vacation weeks accrued is assumed to be the full 4 weeks as provided for by the employment agreement.
Mr. John F. Glaser

			Involuntary
Executive Benefits and	Voluntary		Not for Cause		For Cause	Death or
Payments Upon Termination(1)	Termination(2)		Termination(2)		Termination	Disability
Compensation:
Base Salary	$13,973		$13,973		$—	$—
Short-Term Incentive(3)	—		—		—	—
Long-Term Incentives:
Unvested Restricted Stock:	—	(4)	88,400	(5)	—	88,400	(5)
Benefits and Perquisites:
Health Care	437		437		—	—
Accrued Vacation Pay(6)	13,077		13,077		—	—

Total	$27,487		$115,887		$—	$88,400

(1)	For purposes of this analysis, we assumed the executive’s base salary equal to be $170,000.

(2)	As the executive is an at-will employee due to expiration of his employment agreement, assumes the executive gives exactly 30 days notice of a resignation or, under an involuntary not for cause termination, assumes the Company provides 30 days notice to the executive.

(3)	The executive is entitled to a bonus based, in part, on performance as defined by the Compensation Committee and the Board of Directors. Upon resignation, involuntary not for cause termination, or death or disability, the executive or the executive’s estate would be entitled to any bonus earned upon the date of a triggering event. The Company has not set a bonus target. Therefore, a reasonable assumption of the value of a bonus payment can not be made.

(4)	No restricted stock awards will vest within 60 days from the end of the fiscal year December 31, 2007.

(5)	Assumes full vesting of 20,000 of unvested restricted stock at a price per share of $4.42 on the executive’s assumed date of termination, death, or disability (December 31, 2007).

(6)	The value of these vacation days is calculated as the executive’s annual salary of $170,000 divided by the weeks in a year (52) multiplied by the total number of accrued vacation weeks (4).
Ms. Katherine W. Bloomfield

			Involuntary
Executive Benefits and	Voluntary		Not for Cause		For Cause	Death or
Payments Upon Termination(1)	Termination(2)		Termination(2)		Termination	Disability
Compensation:
Base Salary	$12,329		$12,329		$—	$—
Short-Term Incentive(3)	—		—		—	—
Long-Term Incentives:
Unvested Restricted Stock:	—	(4)	88,400	(5)	—	88,400	(5)
Benefits and Perquisites:
Health Care	437		437		—	—
Accrued Vacation Pay(6)	11,538		11,538		—	—

Total	$24,304		$112,704		$—	$88,400

(1)	For purposes of this analysis, we assumed the executive’s base salary equal to be $150,000.

(2)	As the executive is an at-will employee due to expiration of her employment agreement, assumes the executive gives exactly 30 days notice of a resignation or, under an involuntary not for cause termination, assumes the Company provides 30 days notice to the executive.

(3)	The executive is entitled to a bonus based, in part, on performance as defined by the Compensation Committee and the Board of Directors. Upon resignation, involuntary not for cause termination, or death or disability, the executive or the executive’s estate would be entitled to any bonus earned upon the date of a triggering event. The Company has not set a bonus target. Therefore, a reasonable assumption of the value of a bonus payment can not be made.

(4)	No restricted stock awards will vest within 60 days from the end of the fiscal year December 31, 2007.

(5)	Assumes full vesting of 20,000 of unvested restricted stock at a price per share of $4.42 on the executive’s assumed date of termination, death, or disability (December 31, 2007).

(6)	The value of these vacation days is calculated as the executive’s annual salary of $150,000 divided by the weeks in a year (52) multiplied by the total number of accrued vacation weeks (4).
Mr. Zev E. Kaplan

			Involuntary
Executive Benefits and	Voluntary		Not for Cause		For Cause	Death or
Payments Upon Termination(1)	Termination(2)		Termination(2)		Termination	Disability
Compensation:
Base Salary	$10,274		$10,274		$—	$—
Short-Term Incentive(3)	—		—		—	—
Long-Term Incentives:
Unvested Restricted Stock:	—	(4)	44,200	(5)	—	44,200	(5)
Benefits and Perquisites:
Administration(6)	2,000		2,000		—	—
Health Care	437		437		—	—
Accrued Vacation Pay(7)	9,615		9,615		—	—

Total	$22,326		$66,526		$—	$44,200

(1)	For purposes of this analysis, we assumed the executive’s base salary equal to be $125,000.

(2)	As the executive is an at-will employee due to expiration of her employment agreement, assumes the executive gives exactly 30 days notice of a resignation or, under an involuntary not for cause termination, assumes the Company provides 30 days notice to the executive.

(3)	The executive is entitled to a bonus based, in part, on performance as defined by the Compensation Committee and the Board of Directors. Upon resignation, involuntary not for cause termination, or death or disability, the executive or the executive’s estate would be entitled to any bonus earned upon the date of a triggering event. The Company has not set a bonus target. Therefore, a reasonable assumption of the value of a bonus payment can not be made.

(4)	No restricted stock awards will vest within 60 days from the end of the fiscal year December 31, 2007.

(5)	Assumes full vesting of 10,000 of unvested restricted stock at a price per share of $4.42 on the executive’s assumed date of termination, death, or disability (December 31, 2007).

(6)	Represents $2,000 per month of administrative reimbursement to Zev E. Kaplan Ltd, Mr. Kaplan’s professional law corporation.

(7)	The value of these vacation days is calculated as the executive’s annual salary of $125,000 divided by the weeks in a year (52) multiplied by the total number of accrued vacation weeks (4).
Director Compensation
     Each director who is not an employee of the Company was paid a quarterly retainer fee of $7,500 during the year ended December 31, 2007. The directors are not paid any additional cash retainer or meeting fees for committee or Board service. Directors are eligible to receive stock option grants and restricted stock awards under our equity incentive plan. Stock options are granted at fair market value on the date of grant.
Director Compensation

	Fees
	Earned			Non-Equity
	or Paid	Stock	Option	Incentive Plan	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)
Patricia Becker	$22,500	$—	$90,950	$	$	$118,450
Patrick Cruzen	$22,500	$—	$90,950	$	$	$118,450
Don Kornstein(2)	$22,500	$—	$90,950	$	$	$118,450
Donald Snyder	$22,500	$—	$90,950	$	$	$118,450

(1)	Upon their re-election to the Board of Directors, Ms. Becker, Mr. Cruzen, Mr. Kornstein and Mr. Snyder were granted 25,000 stock options each at an exercise price equal to $6.36 on August 28, 2007 with immediate vesting. The amounts reported in this column represent expense recognized in 2007 for stock option grants, calculated in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share-based Payments.” These amounts were determined using the Black-Scholes methodology.

(2)	Former director whose term ended on January 30, 2008.

Compensation Committee Interlocks and Insider Participation
     During the year ended December 31, 2007, the following directors and former directors have at one time been members of the Company’s Compensation Committee: Patrick R. Cruzen, Donald Snyder, Patricia Becker, and Don R. Kornstein. None of the Compensation Committee’s current or former members has at any time been an officer or employee of the Company. None of the Company’s executive officers serves or in the past fiscal year has served as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on the Company’s Board of Directors or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 29, 2008. Two or more persons might count as beneficial owners of the same share.
     The following table shows, as of April 29, 2008, beneficial ownership of the Company’s common stock by (i) the persons or groups known by the Company to own more than 5% of the Company’s outstanding common stock, (ii) each director of the Company, (iii) the named executive officers in the Summary Compensation Table of this Annual Report and (iv) all current executive officers and directors as a group.

	Common Stock Beneficially Owned
	Number of	Percent of
Name and Address of Beneficial Owner	Shares(1)	Class(2)
Michael D. Rumbolz(3)	445,000	2.4%
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Andrew Cashin	100,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
John Glaser(6)	120,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Zev Kaplan(7)	130,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Katherine Bloomfield(8)	90,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Patrick R. Cruzen(9)	171,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Donald D. Snyder(10)	95,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
Patricia W. Becker(11)	85,000	*
7350 Dean Martin Drive, Suite 309 Las Vegas, NV 89139
David B. Williams(13)	984,597	5.3%
860 Canal Street, 3rd Floor Stamford, CT 06902

	Common Stock Beneficially Owned
	Number of	Percent of
Name and Address of Beneficial Owner	Shares(1)	Class(2)
Bridger Management, LLC(14)	1,078,100	5.8%
101 Park Avenue — 48th Floor New York, NY 10178
Baron Capital Group, Inc.(15)	1,000,000	5.4%
767 Fifth Avenue New York, NY 10153
AG Asset Management(16)	1,148,306	6.2%
245 Park Avenue, 42nd Floor New York, NY 10167
NorthPointe Capital, LLC(17)	946,840	5.2%
3201 West County Road 42 #106 Burnsville, MN 55306
Gilder, Gagnon, Howe & Co. LLC(18)	1,096,474	5.9%
1775 Broadway, 26th Floor New York, NY 10019
Morgan Stanley(19)	1,458,263	7.9%
1585 Broadway New York, NY 10036
CCM Master Qualified Fund, Ltd.(20)	1,070,272	5.8%
One North Wacker Drive, Suite 4350 Chicago, IL 60606
William Blair & Company, LLC(21)	1,295,961	7.0%
222 W. Adams Chicago, IL 60606
All current directors and executive officers as a group (9 people)(22)	1,291,000	*

*	Less than one percent.

(1)	Except as otherwise noted below, each of the persons identified above has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws where applicable.

(2)	Shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 9, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 300,000 shares which may be purchased by Mr. Rumbolz upon the exercise of currently exercisable options and 80,000 shares held by the Rumbolz Trust of which Mr. and Mrs. Rumbolz are trustees with voting power.

(6)	Relates to 100,000 shares which may be purchased by Mr. Glaser upon the exercise of currently exercisable options.

(7)	Relates to 120,000 shares which may be purchased by Mr. Kaplan upon the exercise of currently exercisable options.

(8)	Relates to 70,000 shares which may be purchased by Ms. Bloomfield upon the exercise of currently exercisable options.

(9)	Includes 145,000 shares which may be purchased by Mr. Cruzen upon the exercise of currently exercisable options.

(10)	Includes 60,000 shares which may be purchased by Mr. Snyder upon the exercise of currently exercisable options.

(11)	Relates to 60,000 shares which may be purchased by Ms. Becker upon the exercise of currently exercisable options.

(12)	Relates to 30,000 shares which may be purchased by Mr. Kornstein upon the exercise of currently exercisable options.

(13)	Based on a Schedule 13G filed with the SEC on March 13, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, David B. Williams had shared voting and dispositive power over 984,597 shares.

(14)	Based on a Schedule 13G filed with the SEC on February 13, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, Bridger Management, LLC (“Bridger”) and Roberto Mignone, the managing member of Bridger, had shared dispositive power over 1,078,100 shares and shared voting power over 1,078,100 of the same shares.

(15)	Based on a Schedule 13G filed with the SEC on February 14, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund, and Ronald Baron had shared voting and dispositive power over 1,000,000 shares.

(16)	Based on a Schedule 13G filed with the SEC on January 9, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, AG Asset Management LLC, a registered investment advisor, had sole voting and dispositive power over 1,053,504 shares held in clients’ accounts.

(17)	Based on a Schedule 13G filed with the SEC on February 14, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, NorthPointe Capital, LLC, a registered investment advisor, had sole voting and dispositive power over 383,130 shares and 946,840 shares, respectively, held in clients’ accounts.

(18)	Based on a Schedule 13G filed with the SEC on February 6, 2008, showing shares owned as of December 31, 2007.

(19)	Based on a Schedule 13G filed with the SEC on February 14, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, Morgan Stanley and FrontPoint Partners, LLC had shared voting and dispositive power over 1,458,263 shares.

(20)	Based on a Schedule 13G filed with the SEC on February 14, 2008, showing shares owned as of December 31, 2007. According to this Schedule 13G, as of December 31, 2007, CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C. and Clint D. Coghill had shared voting and dispositive power over 1,070,272 shares.

(21)	Based on a Schedule 13G filed with the SEC on January 9, 2008, showing shares owned as of December 31, 2007.

(22)	Includes 985,000 shares which may be purchased by such current directors and executive officers upon exercise of currently exercisable options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     Our Board of Directors has adopted a Related Person Transaction Policy, which was recommended for approval by our Audit Committee. The Related Person Transaction Policy covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $25,000, and in which any related person had, has or will have a direct or indirect interest. The Related Person Transaction Policy requires that such transactions be approved by our Audit Committee.
     The Related Person Transaction Policy requires that directors and officers report relationships, potential conflicts and potential related party transactions to our General Counsel, who will then screen the information and determine if the transaction must be submitted to our Audit Committee.

     There were no transactions during the fiscal year ended December 31, 2007, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person of the Company had or will have a direct or indirect material interest.
Director Independence
     The Board of Directors and its various committees must have participation by members who are “independent” as defined by the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC. The Board of Directors has determined that each of Mr. Cruzen, Mr. Snyder, Ms. Becker is independent under such rules and regulations.
Item 14. Principal Accountant Fees and Services
     The Audit Committee has selected Virchow, Krause & Company, LLP as our independent public accounting firm for the fiscal year ending December 31, 2008. The following is a summary of the fees billed to us by our independent public accounting firm, Virchow, Krause & Company, LLP, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Type of Fees	2007	2006
Audit Fees	$544,496	$465,529
Audit-Related Fees	4,125	3,850
Tax Fees	25,140	33,800
All Other Fees	—	—

Total	$573,761	$502,909

     In the above table, “Audit Fees” include fees for professional services rendered for the integrated audit of our consolidated financial statements included in our annual report on Form 10-K and of our internal control over financial reporting, review of the unaudited financial statements included in our quarterly reports on Form 10-Q, consents, assistance with documents filed with the SEC, and accounting and reporting consultation in connection with the audit and/or quarterly reviews. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and include fees for professional services rendered in the preparation and review of our registration statements filed with the SEC. “Tax Fees” include fees for tax compliance and tax planning. “All Other Fees” are fees for any services not included in the first three categories.
     Pursuant to its written charter, the Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. As part of the Company’s annual engagement agreement with its independent registered public accounting firm, the Audit Committee has pre-approved the following audit services: statutory and financial audits for the Company, audit services associated with SEC registration statements, periodic reports and other documents filed with the SEC, production of other documents issued by the independent registered public accounting firm in connection with securities offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters. The Audit Committee also pre-approved U.S. federal, state, and local tax compliance services. All other services must be specifically approved by the Audit Committee before the independent registered public accounting firm is engaged to perform such services. In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. This duty may be delegated to one or more designated members of our Audit Committee with any such approval reported to our Audit Committee at its next regularly scheduled meeting. All fees paid to the Virchow, Krause & Company, LLC in 2006 were pre-approved by the Audit Committee. The Audit Committee retains the right to periodically revise the nature of pre-approved services.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cash Systems, Inc.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer and

April 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: April 29, 2008	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer and Director (Principal executive officer)

DATE: April 29, 2008	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (Principal financial and accounting officer)

DATE: April 29, 2008	/s/ Patrick R. Cruzen
Patrick R. Cruzen
Director

DATE: April 29, 2008	/s/ Patricia W. Becker
Patricia W. Becker
Director

DATE: April 29, 2008	/s/ Donald D. Snyder
Donald D. Snyder
Director