Form 10-Q
period 2008-03-31
CASH SYSTEMS INC
filed 2008-05-12
CIK 861050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of April 29, 2008, there were 18,481,580 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

CASH SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2008

CASH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash (Note 3)	$13,408,127	$16,617,643
Restricted cash (Note 7)	630,906	625,059
Current portion of prepaid commissions (Note 2)	428,908	394,096
Current portion of loans receivable (Note 2)	1,441,815	331,005
Settlements due from credit card processors (Note 5)	5,630,035	14,779,241
Settlements due from ATM processors (Note 5)	12,425,412	12,094,482
Other current assets (Note 4)	7,930,474	7,409,494

Total Current Assets	41,895,677	52,251,020

PROPERTY AND EQUIPMENT, NET (Note 2)	7,098,945	7,087,436

OTHER ASSETS
Goodwill (Note 6)	4,077,700	4,077,700
Intangible assets, net (Note 6)	4,024,359	4,289,024
Long-term prepaid commissions, net of current portion (Note 2)	456,847	385,876
Long-term loans receivable, net of current portion (Note 2)	191,855	265,504
Restricted cash (Note 7)	396,158	211,317
Other	93,655	308,061

Total Other Assets	9,240,574	9,537,482

TOTAL ASSETS	$58,235,196	$68,875,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of cash in bank (Note 8)	$8,031,664	$15,205,390
Short-term debt, net (Note 13)	12,100,000	12,100,000
Accounts payable — trade	1,922,469	1,754,781
Credit card cash advance fees payable	1,696,789	1,667,462
ATM commissions payable	2,556,061	2,028,940
Credit card chargebacks payable	620,452	326,563
Check cashing commissions payable	235,117	223,785
Deferred Revenues (Note 2)	459,526	—
Other accrued expenses (Note 9)	20,398,760	23,395,403

Total Current Liabilities	48,020,838	56,702,324

LONG-TERM LIABILITIES
Long-term debt, net (Note 13)	12,100,000	9,900,000

Total Liabilities	60,120,838	66,602,324

STOCKHOLDERS’ EQUITY
Common stock, par value of $0.001, 50,000,000 shares authorized, 18,776,913 and 18,776,913 shares issued, 18,481,580 and 18,446,163 shares outstanding (Note 13)	18,483	18,447
Additional paid-in capital (Note 13)	30,022,124	29,535,292
Accumulated deficit	(31,926,249)	(27,280,125)

Total Stockholders’ Equity	(1,885,642)	2,273,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,235,196	$68,875,938

See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Commissions on credit card cash advances, ATMs and check cashing services	$27,066,228	$25,156,145

Operating expenses
Commissions	15,400,617	14,196,324
Processing costs	4,325,779	4,305,903
Check cashing costs	2,073,227	923,502
Armored carrier services	302,253	277,360
Payroll, benefits and related taxes	3,189,093	2,822,429
Professional fees	530,371	398,885
Other general and administrative expenses	1,261,678	1,654,609
Depreciation and amortization	847,241	845,154

Total operating expenses	27,930,259	25,424,166

Loss from operations	(864,031)	(268,021)

Other income (expense)
Interest expense	(1,207,422)	(1,169,180)
Loss on extinguishment of debt	(2,615,480)	—
Interest and other income	40,809	11,246

Total other income (expense)	(3,782,093)	(1,157,934)

Loss before income taxes	(4,646,124)	(1,425,955)

Provision for income taxes	—	—

Net Loss	$(4,646,124)	$(1,425,955)

Net Loss per common share:
Basic	$(0.25)	$(0.08)

Diluted	$(0.25)	$(0.08)

Weighted average common shares outstanding:
Basic	18,454,603	18,055,350

Diluted	18,454,603	18,055,350
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,646,124)	$(1,425,955)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	847,241	845,154
Share-based compensation expense	178,573	45,691
Loss on extinguishment of debt	2,615,480	—
Amortization of debt issuance costs and original issue discount	6,163	116,848
Change in interest receivable on loans receivable	—	(3,970)
Changes in operating assets and liabilities:
Prepaid commissions	(34,812)	(1,708)
Settlements due from credit card processors	9,149,206	2,951,310
Settlements due from ATM processors	(330,930)	6,144,910
Other current assets	(520,980)	(2,097,902)
Long-term prepaid commission	(70,971)	78,216
Restricted cash	(190,688)	(7,222)
Other assets	101,058	(107,524)
Accounts payable — trade	167,688	(2,710,644)
Credit card cash advance fees payable	29,327	(8,131)
ATM commissions payable	527,121	312,913
Credit card chargebacks payable	293,889	293,925
Check cashing commissions payable	11,332	(130,664)
Deferred revenue	459,526	—
Other accrued expenses	(2,996,643)	(3,866,796)

Cash flows provided from operating activities	5,595,456	428,451

Cash flows from investing activities:
Purchases of property and equipment	(594,085)	(669,665)
Proceeds (advances) from loans receivable, net	(1,037,161)	32,991
Patent acquisition costs	—	—

Cash flows used in investing activities	(1,631,246)	(636,674)

Cash flows from financing activities:
Checks issued in excess of cash in bank	(7,173,726)	(8,663,288)
Exercise of stock options	—	1,765,980

Cash flows used in financing activities	(7,173,726)	(6,897,308)

Decrease in cash	(3,209,516)	(7,105,531)

Cash, beginning of period	16,617,643	24,880,233

Cash, end of period	$13,408,127	$17,774,702

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for financing costs and interest expense, net of amortization of original issue discount and debt issuance costs	$1,231,061	$996,309
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant derivative liability to additional paid in capital (Note 13)	—	$777,011
See accompanying notes to consolidated financial statements.

CASH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
1. Nature of Business
     Cash Systems, Inc. and subsidiaries (the “Company” or “CSI”) is engaged in three primary products: credit/debit card cash advances, automatic teller machines (ATMs) and check cashing solutions. The credit/debit card cash advances product and ATMs have been installed in casinos and other businesses throughout the United States and in some Caribbean countries.
2. Summary of Significant Accounting Policies
Accounting Principles
     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
Principles of Consolidation
     The consolidated unaudited and audited balance sheet as of March 31, 2008 and December 31, 2007, respectively, the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company. All significant intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim period have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.
     These unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Cash Concentrations
     Bank balances exceeded federally insured levels during the three months ended March 31, 2008 and 2007 and exceeded federally insured levels at March 31, 2008 and December 31, 2007. Generally, these balances may be redeemed upon demand and therefore bear minimal risk. There were no short-term investments as of March 31, 2008 and December 31, 2007.
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
Software Development Costs
     Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. During the three months ended March 31, 2008 and 2007, the Company capitalized $230,619 and $330,836 of costs related to the implementation of SOP 98-1, respectively. These costs are amortized over the estimated useful lives of three to five years using the straight-line method upon being placed in service. Amortization expense related to software costs was $264,390 and $116,774 for the three months ended March 31, 2008 and 2007, respectively.
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

Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related loan of two to five years using the straight-line method, which approximates the interest method. Debt issuance costs were $26,461 and $113,347 as of March 31, 2008 and December 31, 2007, respectively, and are included in other assets on the consolidated balance sheets. Estimated future amortization for the remainder of fiscal year 2008 is $5,621, $7,495 for each of the years ending December 31, 2009 through 2010, and $5,850 for the year ending December 31, 2011. Amortization expense for the three months ended March 31, 2008 and 2007 was $6,163 and $89,477, respectively. See Note 13 related to the write-off of debt issuance costs of $107,185 during the three months ended March 31, 2008 in connection with the loss on extinguishment of debt.
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
     Credit and debit card cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated at a percentage of the face amount of the cash advance (plus a fixed fee for debit card cash advances). Credit and debit card cash advance revenue is recognized at the point that a negotiable check instrument is generated by the casino cashier or cash cage operation based upon authorization of the transaction.
     ATM fees are comprised of upfront patron transaction fees or surcharges assessed at the time the transactions are initiated. Upfront patron transaction fees are recognized when a transaction is authorized.
     Check cashing services revenue is generally contractual, based upon a percentage of the face amount of total checks. The Company self guarantees a majority of its checks and engages an independent third party for collections as well as engages an independent third party to guarantee the collectability of a smaller portion of its checks. The Company records a receivable from collection agency for all self-guaranteed checks returned for insufficient funds until determined to be uncollectible.
     The Company also derives revenues from licensing software and providing technical support and product updates, otherwise known as maintenance, relating to its new cashless gaming product. The Company’s software license and maintenance agreement provides for a one-time fee to use the Company’s cashless gaming product over a specified term and is based on the number of gaming devices operational with the product. The Company licenses its software bundled with maintenance, which is priced as a percentage of the software license fees and provides for technical support and product updates on a when-and-if available basis. The Company recognizes revenue under the requirements of Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements,” when the following revenue recognition criteria have been met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.
     Under SOP 97-2, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence (VSOE) of fair value exists for all of the elements in the arrangement and all revenue recognition criteria have been met. If sufficient VSOE does not exist to allocate the fee to the separate elements and the only undelivered element is maintenance, the entire arrangement fee should be recognized ratably over the contractual maintenance period (for those arrangements with explicit rights to maintenance). Since evidence of fair value cannot be established for the undelivered element of the license agreement (i.e. maintenance) as it is bundled with the software license (i.e. license and maintenance are not sold separately), the Company recognizes license revenue ratably over the initial one-year term and recognizes maintenance revenue ratably over each one year maintenance period assuming all other revenue recognition criteria have been met.
     For powercash transactions, the Company and its two joint venture partners also earn a convenience fee for each completed transaction. The Company records its portion of the convenience fee upon authorization of a transaction. The Company has determined that the accounting policies for income recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
     The Company has recorded an accrual for known and potential chargebacks for possible charges against a gaming patron’s credit card for which the Company is unable to establish the validity of the transaction. The accrual for chargebacks is estimated based on historical information and management’s estimates. The chargeback accrual at March 31, 2008 and December 31, 2007 was $620,452 and $326,563, respectively.
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
Research and Development
     The Company expenses research and development as costs are incurred. For the three months ended March 31, 2008 and 2007, the Company expensed $12,486 and $179,107, which is included in other general and administrative expenses on the consolidated statements of operations.
Reclassifications
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the presentation used at and for the three months ended March 31, 2008. These reclassifications relate to certain other general and administrative costs that were reclassed to check cashing costs of $94,470 for the three months ended March 31, 2007, to better reflect the nature of the expenses, and commissions revenues and commissions expenses of $368,622 for the three months ended March 31, 2007. These reclassifications had no effect on the Company’s consolidated net loss for the three months ended March 31, 2007.
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

Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued or restricted stock vested. As of March 31, 2008 and 2007, options, warrants, and restricted stock were not dilutive due to the net loss.
     The following table presents a reconciliation of the denominators used in the computation of net loss per common share — basic, and net loss per common share — diluted, for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(4,646,124)	$(1,425,955)
Weighted average shares of common stock outstanding	18,454,603	18,055,350
Effect of dilutive securities	—	—
Weighted average shares of common and dilutive stock outstanding	18,454,603	18,055,350
Net loss per basic share	$(0.25)	$(.08)
Net loss per diluted share	$(0.25)	$(.08)
     The Company uses the treasury method for calculating the dilutive effect of stock options, warrants, and restricted stock (using the average market price).
Stock-Based Compensation
     Share-based compensation expense recorded under SFAS 123(R) “Share-Based Payment” for the three months ended March 31, 2008 and 2007 was $178,573 ($0.01) per share and $45,691 ($0.00) per share, respectively.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

     Share-based compensation expense recognized for periods after the adoption of SFAS 123(R) is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As of December 31, 2005, all share-based awards were fully vested therefore; no share-based compensation expense was recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2008 and 2007 related to awards granted prior to January 1, 2006. The Company did not grant any options or restricted stock awards during the three months ended March 31, 2008. Typically, when the Company grants restricted stock awards, such awards are granted at fair value on the date of grant with vesting terms of two, three, or four years.
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
Liquidity and Capital Resources
     At March 31, 2008, we had cash of $13.4 million compared to $16.6 million at December 31, 2007 and cash net of “Checks issued in excess of cash in bank” of $5.4 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively. Cash provided by operations totaled $5.6 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided by operations is primarily due to timing of receivables from processors. We had working capital deficits of $6.1 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively. Operating working capital includes “Settlements due from credit card processors” totaling $5.6 million and $14.8 million, and “Settlements due from ATM processor” totaling $12.4 million and $12.1 million as of March 31, 2008 and December 31, 2007, respectively. We estimate capital expenditures for the remainder of fiscal year 2008 of approximately $1.5 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. In addition to meeting operating capital needs, our note holders relating to our Second Amended and Restated Notes currently have the right of optional redemption pursuant to which, on October 10, 2008, such note holders may require the Company to redeem a portion of the Second Amended and Restated Notes in an amount not to exceed $12.1 million in the aggregate. Further, if our common stock is delisted from The NASDAQ Global Market resulting in an event of default under the Second Amended and Restated Notes, as more fully described in Item 1A of Part II of this Form 10-Q, our note holders would be entitled to, among other things, accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Second Amended and Restated Notes.
     We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, unless prior to that date payments of certain other accrued expenses are accelerated, our common stock is delisted from The NASDAQ Global Market as more fully described in Item 1A of Part II of this Form 10-Q and our note holders elect to accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes, or unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital prior to the earlier of October 2008 and the occurrence of any of these events, we may be forced to cease operations. Management is taking steps to reduce operating expenses and may consider reducing the scope of our operations, planned product development, and expansion efforts, which could harm our business, financial condition, and operating results. Management may also request that the note holders further amend the Second Amended and Restated Notes to, among other things, modify their right to require the Company to redeem up to $12.1 million in aggregate on October 10, 2008 and/or waive an event of default resulting from the delisting of our common stock from The NASDAQ Global Market.
     The Company is exploring strategic alternatives to maximize shareholder value. There can be no assurance that this process will result in any specific transaction. Further, there can be no assurance that the Company will be able to achieve profitable operations, generate sufficient cash from operations, obtain additional funding, modify the Second Amended and Restated Notes in a beneficial manner, repay the redemption option of our note holders of up to $12.1 million should they exercise their redemption right, or repay the outstanding balance of the Second Amended and Restated Notes if our note holders elect to exercise their remedies upon an event of default, including following a delisting of our common stock from The NASDAQ Global Market.
Going Concern
     We have net losses in consecutive years, have generated $5.6 million and $0.4 million of cash from operations during the three months ended March 31, 2008 and 2007, and have an accumulated deficit of $31.9 and $27.3 million and net working capital deficits of $6.1 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively. Because we have not identified sources of capital and due to recurring losses, negative net cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. In addition, the holders of our Second Amended and Restated Notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate, and will have the right to accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes upon an event of default, including following a delisting of our common stock from The NASDAQ Global Market. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, unless prior to that date payments of certain other accrued expenses are accelerated, our common stock is delisted from The NASDAQ Global Market which could occur as early as July 31, 2008, and our note holders elect to accelerate the maturity of the outstanding balance of the Second and Amended and Restated Notes, or unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to the earlier of October 2008 and the occurrence of any of these events, we may be forced to cease operations.

3. Funding Arrangement

Vault Cash Agreements
     Effective December 1, 2006, the Company entered into a vault cash agreement with Fidelity Bank. The vault cash arrangement with Fidelity Bank requires that the Company pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50% depending on the average monthly balance of total cash utilized under the agreement. The vault cash agreement requires fees in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At March 31, 2008 and December 31, 2007, the prime rate was 5.25% and 7.25%, respectively. The Company paid Fidelity vault cash fees totaling $586,840 and $689,738 for the three months ended March 31, 2008 and 2007, respectively.
     The Company assumes the risk of loss and agrees to reimburse the financial institution for any loss occurring from the point in time at which the funds leave the bank. The Company must provide armored carrier services and bear the cost of such services. The Company obtains insurance coverage for the funds provided. The armored carrier company carries the usual bond insurance coverage on its employees. Employees of the Company do not have access to the funds in the cash machines. Under this agreement, Fidelity Bank receives settled funds for ATM transactions related to Fidelity funded ATMs as well as certain casino funded ATMs from the network processor. Fidelity Bank then transfers the Company’s and the customers’ portion of funds, to a Company bank account. The Company then distributes the funds to various casino customer accounts the same or next day. All cash provided by Fidelity Bank remains the sole property of Fidelity Bank at all times until dispensed. Because it is never an asset of the Company, supplied cash is not reflected on the Company’s balance sheet. Because Fidelity Bank’s portion of the settlement funds is never held by the Company, there is no liability corresponding to the supplied cash reflected on the Company’s balance sheet.
     The Company and its primary vault cash provider, Fidelity Bank, have agreed to reduce and eventually eliminate the ATM cash levels described in the Fidelity vault cash agreement dated December 1, 2006. The ATM cash reduction schedule will terminate by July 2008 by which time the Company expects to have its primary vault cash needs fully transitioned to our new third party financial services provider.
     Effective April 10, 2008, we entered into a new vault cash agreement with another third party financial institution to replace our primary vault cash agreement. The new vault cash agreement requires that we pay fees based on the average monthly cash balance and the prime rate of interest minus 1.25% or prime rate minus 1.50%, depending on the average monthly cash balance. At March 31, 2008, the prime rate was 5.25%. The Company does not anticipate the change in providers to have a substantial impact on the Company.
     For two customer locations, the Company has a secondary vault cash arrangement with Wilmington Savings Fund Society FSB (“WSFS”) effective December 11, 2002 which requires that the Company pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0% to 3.0%. At March 31, 2008 and December 31, 2007, the prime rate was 5.25% and 7.25%, respectively. The Company paid fees totaling $184,018 and $87,055 for the three months ended March 31, 2008 and 2007, respectively.
Site Funded ATMs
     The Company operates ATMs at certain customer locations where the Company provides the cash required for ATM operational needs. The Company operated 37 and 32 ATMs that were site funded as of March 31, 2008 and December 31, 2007, respectively. The Company had $2,145,020 and $$1,952,670 in ATM cash as of March 31, 2008 and December 31, 2007, respectively. The majority of the Company’s site funded ATMs are at two customer locations.

4. Other Current Assets
     Other current assets consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Receivable from casinos, net of reserve of $219,247 and $374,888, respectively	$2,627,860	$2,652,348
Receivable from bank	685,162	543,449
Income taxes receivable	12,830	12,830
Prepaid expenses	467,583	545,552
Receivable from collection agency, net of reserve of $7,419,918 and $6,134,405, respectively	2,575,166	2,841,702
Other receivables, net of reserve of $468,529 and $470,929, respectively	1,561,873	813,613

Total other current assets	$7,930,474	$7,409,494

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
Receivable from bank
     The Company recorded a receivable of $558,390 and $449,692 from its vault cash provider for standard ATM settlements and related surcharges owed at March 31, 2008 and December 31, 2007, respectively. In addition, the Company recorded a receivable for Debit POS fees that are owed by the vault cash provider relating to the newly acquired Indian Gaming Service locations amounting to $126,772 and $93,757 at March 31, 2008 and December 31, 2007, respectively. All fees relating to this receivable are sent to the Company on a weekly basis and are considered 100% collectible.
Receivable from collection agency
     During 2007, the Company significantly expanded its self-guarantee of funds on cashed checks to various casino locations, while decreasing its reliance on a third party vendor to guarantee such funds. For returned self-guaranteed checks, the Company forwards the checks to the collections agency which attempts to collect on the checks for certain periods based on terms set forth in the service contract. When the collection agency has exhausted its collection efforts (which generally applies to all checks that have been outstanding for more than 120 days), the checks are forwarded to a third party attorney network for legal action. The total gross amount of checks sent to the collection agency during the three months ended March 31, 2008 was $4,441,950 of which $2,799,962 remained in the gross receivable at March 31, 2008. As of March 31, 2008 and December 31, 2007, the gross receivables balance for checks sent to the collection agency was $9,893,022 and $8,887,360 with reserves for uncollectible amounts of $7,419,918 and $6,134,405, respectively. For guaranteed checks and checks with insufficient funds from the Company’s booth locations, the gross receivables balance as of March 31, 2008 and December 31, 2007 was $102,062 and $88,747, respectively. The Company adjusts its reserve for uncollectible accounts on receivable from collection agency based on historical data and current market conditions.
Other receivables
     Other receivables consist of miscellaneous processor and bank receivables, ATM interchange income, employee advances, and security deposits. In addition, Other receivables includes a $271,500 receivable from a former customer of our Tampa, Florida property. The Company has recorded a reserve for amounts that are not deemed collectible.

5. Settlements Due From Processors
Settlements due from credit card processors
     The Company processes transactions with its credit card processor which are usually reimbursed to the Company within three to five days of the date of the advance occurring and is recorded as a receivable. At times, the Company may be required to provide additional support to the credit card processor to collect money related to the authorized transactions. As of March 31, 2008 and December 31, 2007, the balance of settlements due from credit card processors was $5,630,035 and $14,779,241, respectively.
Settlements due from ATM processors
     The Company processes transactions with its ATM processor which are usually reimbursed to the Company within one to three days of the date of the advance occurring for Company funded ATMs as well as certain casino funded ATMs. The entire amount reimbursed from the processor directly to the Company is recorded as a receivable from the ATM processor, while amounts for casino funded ATMs received from the processor are recorded as a payable as more fully described in Note 9. At times, the Company may be required to provide additional support to the ATM processor to collect money related to the authorized transactions. As of March 31, 2008 and December 31, 2007, the balance of settlements due from ATM processors was $12,425,412 and $12,094,482, respectively.
6. Goodwill and Intangible Assets
     As of March 31, 2008 and December 31, 2007, goodwill was $4,077,700 which related to the acquisition of Indian Gaming Services. Other identifiable intangible assets are as follows:

	As of March 31, 2008
	Carrying	Accumulated		Estimated Useful
	Amount	Amortization	Net	Lives
Patents	$20,560	$9,252	$11,308	5 years
Customer relationships (relates to IGS)	7,110,000	3,115,282	3,994,718	1.5 to 7.5 years
Employment and non-compete agreements (relates to IGS)	60,000	41,667	18,333	3 years

	$7,190,560	$3,166,201	$4,024,359

	As of December 31, 2007
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Useful Lives
Patents	$20,560	$8,224	$12,336	5 years
Customer relationships (relates to IGS)	7,110,000	2,856,645	4,253,355	1.5 to 7.5 years
Employment and non-compete agreements (relates to IGS)	60,000	36,667	23,333	3 years

	$7,190,560	$2,901,536	$4,289,024

     Intangible assets consist of patents, customer relationships and employment/non-compete agreements. Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 1 1/2 to 7 1/2 years. The Company reviews intangible assets for impairment as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.
     Total amortization expense for the three months ended March 31, 2008 and 2007 was $264,665 and $337,800, respectively. Accumulated amortization as of March 31, 2008 and December 31, 2007 includes an impairment charge of $449,444 from a previous reporting period.

     As of March 31, 2008, we expect amortization expense in future periods to be as shown below:

Fiscal year

Remainder of 2008	$613,992
2009	801,991
2010	798,657
2011	743,030
2012	640,000
Thereafter	426,689

Total expected amortization expense	$4,024,359
7. Restricted Cash
     Under our vault cash agreement with Fidelity Bank effective December 1, 2006, the Company maintains restricted cash with Fidelity to cover potential cash losses for which the Company is responsible under the terms of the agreement in the amount of $380,906 and $375,059 as of March 31, 2008 and December 31, 2007, respectively. The restricted cash earns interest at the lowest interest rate as defined in the agreement and the interest is credited to a bank account designated by the Company. The Company also maintains cash reserves totaling $391,158 and $206,317 at March 31, 2008 and December 31, 2007, respectively, with its card association sponsor bank as required for card association compliance as well as to cover potential losses due to chargebacks.
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
9. Other Accrued Expenses
     Other accrued expenses consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accrued payroll and related items	$572,918	$676,820
Accrued interest	692,283	722,085
Amounts due casinos	8,112,150	8,484,213
Amounts due for ATM processing	10,998,579	13,473,093
Other	22,830	39,192

Total other accrued expenses	$20,398,760	$23,395,403

     Amounts due casinos represent funds owed to various casinos for reimbursement on credit card cash advance and ATM transactions. Generally, the Company pays these amounts once the Company receives settlement funds. However, from time to time, the Company defers payment to manage its available cash. In such cases, payment is due upon demand of the casino customer.
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
Major Customer
     During the three months ended March 31, 2008 and 2007, two of our customers each accounted for more than 10% of our total revenues and together accounted for 39% and 36% of our total revenues.

	Three months ended March 31,
	2008	2007
Major Customer	% of Revenue	% of Revenue
The Seminole Tribe of Florida	28%	26%
Chickasaw Nation	11%	10%

Total	39%	36%
     We contract with The Seminole Tribe of Florida through a third party affiliated with The Seminole Tribe of Florida and we contract with Chickasaw Nation directly. We have provided Cash Access Services to The Seminole Tribe of Florida since November 2001 and have renewed our contract with the third party affiliated with The Seminole Tribe of Florida effective December 2006. We have provided Cash Access Services to Chickasaw Nation since March 2005. There can be no assurance that these contracts will be renewed after their terms expire.
     On February 6, 2008, Michael D. Rumbolz, CEO of the Company was appointed to serve on the Board of Directors of Seminole Hard Rock Entertainment, Inc. and as a Manager of Seminole Hard Rock International, LLC.
Stock Repurchase Program
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2008. Our Second Amended and Restated Notes prohibit us from repurchasing shares of our common stock without the prior written consent of the note holders representing not less than two-thirds of the aggregate principal amount of the then outstanding notes.
11. Equity Transactions
     During the three months ended March 31, 2008, no options were exercised and the Company recorded $178,573 in stock compensation expense relating to restricted stock awards.
12. Income Taxes
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
13. Senior Secured Convertible Notes
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
     In accordance with guidance from FASB Staff Position No. EITF 00-19-2 (FSP), the Company noted upon the adoption of this FSP, a payment under the registration agreement is not probable. If the registration agreement had not been part of the terms of the original agreement, the Original Warrants would have been classified as an equity instrument under other applicable GAAP rules for all periods. The Company reclassified $656,879 to additional paid-in capital and $120,132 to the note discount at January 1, 2007. The Company determined that the income statement effect on 2006 was not material. Amortization expense on the original issue discount was $0 and $27,371 for the three months ended March 31, 2008 and 2007, respectively.
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
     On August 20, 2007, the Company entered into an amendment with each of its note holders as contemplated by the waiver. Pursuant to the amendment, the Company and each of the note holders agreed to, among other things, amend and restate the Original Notes (as amended, the “First Amended and Restated Notes”), amend and restate the Original Warrants (as amended, the “First Amended and Restated Warrants”), and amend certain provisions of other related documents.
     The First Amended and Restated Notes differed from the Original Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $20.0 million to $22.0 million, (ii) the interest rate was increased from 6.5% per annum to 7.5% per annum, (iii) each note holder was given an additional right of optional redemption pursuant to which, on October 10, 2008, each note holder may require the Company to redeem a portion of the Conversion Amount (as defined in the First Amended and Restated Notes) in an amount not to exceed the Maximum Redemption Amount, which is the portion of a First Amended and Restated Note equal to the product of (x) $8 million and (y) the quotient of (a) the principal amount outstanding under such note holder’s Amended Note and (b) the aggregate principal amount outstanding under all of the amended notes, at a price equal to the Conversion Amount being redeemed, (iv) the Company was given the right of mandatory redemption, pursuant to which, on October, 10, 2008, the Company may, if certain conditions set forth in the amended notes are satisfied or waived, redeem a portion of the Conversion Amount then remaining under the First Amended and Restated Notes in an amount not to exceed the Maximum Redemption Amount, as described above, at a price equal to the product of (x) 130% and (y) the Conversion Amount being redeemed.
     The First Amended and Restated Warrants differed from the Original Warrants in certain material respects, including, without limitation, (i) the aggregate number of shares of common stock underlying such warrants was increased from 312,500 shares to 487,500 shares, and (ii) the exercise price was reduced from $8.00 per share to $7.38 per share.
     The Company applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company recorded a debt extinguishment loss of $4.3 million representing the difference between the carrying value of the Original Notes and Original Warrants and the fair market value of the First Amended and Restated Notes and First Amended and Restated Warrants during 2007. The $4.3 million debt extinguishment loss resulted from a $2.0 million increase in the aggregate principal amount of the Original Notes, $1.5 million and $0.5 million in write-offs of debt issuance costs and original issue discount relating to the Original Notes, respectively, and a $0.3 million increase in the value of the First Amended and Restated Warrants and fair value of the additional warrants granted.
     The Company used the Black-Scholes pricing model (Black-Scholes) as of the grant date of the First Amended and Restated Warrants to determine the fair market value of the First Amended and Restated Warrants. The Company’s determination of fair value using Black Scholes is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the eighteen month period prior to the grant date of the First Amended and Restated Warrants.
     The original issue discount relating to the Original Notes was expensed and there was no discount or beneficial conversion relating to the First Amended and Restated Notes as of December 31, 2007.
     On March 14, 2008, the Company entered into a Second Amendment and Exchange Agreement with each of its note holders (each, a “Second Amendment and Exchange Agreement” and collectively, the “Second Amendment and Exchange Agreements”) pursuant to which the Company and each of the note holders agreed to, among other things, amend and restate the First Amended and Restated Notes, amend and restate the First Amended and Restated Warrants, and amend certain provisions of other related documents.
     The senior secured convertible notes, as amended and restated on March 14, 2008 (the “Second Amended and Restated Notes”) differ from the First Amended and Restated Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $22.0 million to $24.2 million, (ii) the conversion price was reduced from $8.00 per share to $2.51 per share, (iii) the aggregate amount that the note holders may require the Company to redeem, and the aggregate amount that the Company may elect to redeem, on October 10, 2008 was increased from $8 million to $12.1 million, (iv) the financial covenants based on Consolidated Total Debt to EBITDA (as defined in the First Amended and Restated Notes) were eliminated and the financial covenants based on Consolidated Revenue and Consolidated EBITDA (as defined in the Second Amended and Restated Notes) were modified to apply starting with the quarter ending March 31, 2009, and (v) the interest rate will be increased by 1.5% per annum from and after the occurrence of any Dilutive Issuance Event (as defined in the Second Amended and Restated Notes). As a result of the March 14, 2008 amendment and restatement of the notes, the Company reclassified $12.1 million of the Second Amended and Restated Notes from long term to short term debt on the consolidated balance sheet. The Warrants to Purchase Common Stock, as amended and restated on March 14, 2008 (the “Second Amended and Restated Warrants”) differ from the First Amended and Restated Warrants in certain material respects, including, without limitation, the exercise price was reduced from $7.38 per share to $2.49 per share. As a result of the note holder’s failure to reduce the conversion price of the Second Amended and Restated Notes and the exercise price of the Second Amended and Restated Warrants to 120% of the arithmetic average of the weighted average price of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008, the conversion price of the Second Amended and Restated Notes continues to be $2.51 per share and the exercise price of the Second Amended and Restated Warrants continues to be $2.49 per share.
     The Second Amended and Restated Notes and the Second Amended and Restated Warrants contain various limitations on the number of shares of our common stock that may be issued upon conversion of the Second Amended and Restated Notes and upon exercise of the Second Amended and Restated Warrants. For example, no note holder may convert its Second Amended and Restated Notes or exercise its Second Amended and Restated Warrants to the extent such conversion or exercise would cause such holder, together with such holder’s affiliates, to own more than 9.99% of our common stock following such conversion or exercise.
     The Company applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to evaluate the financial statement effect of the March 14, 2008 amendment and restatement of the notes and warrants during the quarter ended March 31, 2008 and determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company recorded a debt extinguishment loss of $2.6 million representing the difference between the carrying value of the First Amended and Restated Notes and Warrants and the fair market value of the Second Amended and Restated Notes and Warrants during 2008. The $2.6 million debt extinguishment loss resulted primarily from a $2.2 million increase in the aggregate principal amount of the First Amended and Restated Notes, $107,185 in write-offs of debt issuance costs relating to the First Amended and Restated Notes, and a $308,295 increase in the value of the First Amended and Restated Warrants.

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
Check Cashing Solutions
     The Company also offers two check cashing solutions to the gaming industry. First, the Company provides casinos with full service check cashing. With full service check cashing, the Company is given space within a casino to operate a check cashing booth. The Company’s employees manage the booth, the Company’s cash is used to cash checks, and the Company retains customer fees from check cashing. Gaming patrons pay a service charge based on the amount of the transaction for our check cashing services. At March 31, 2008, there were 17 casinos utilizing our full service check cashing services. Second, we self-guarantee checks via internal check cashing technology as well as provide check guarantee services with the assistance of third party providers and check verification services.
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
     The Company incurred research and development costs relating to the development of its Joint Venture product which became fully operational at Fantasy Springs Resort Casino during the first quarter of 2008. For the three months ended March 31, 2008 and 2007, the Company expensed $7,184 and $169,144, respectively, which is included in other general and administrative expenses on the consolidated statement of operations. We do not anticipate that future research and development costs related to the Joint Venture will be material to us.
Internal Transaction Processing
     In the past, the Company’s CCCA, POS Debit Card and ATM transactions were settled with its network payers through third party processing providers. In May 2006, the Company beta-tested its own internal processing switch at its Florida based properties. As of March 31, 2008, with the exception of a few minor properties, all CCCA and POS Debit Card transactions are processed through an internal Company-owned switch. For ATM transactions, virtually all of the Company’s ATM devices are operating on an internal Company-owned switch as of March 31, 2008. The internal processing switch enables the Company to eliminate third party processing costs by settling transactions directly with its network payers.
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

Second Amended and Restated Notes and Warrants
     On March 14, 2008, the Company entered into a Second Amendment and Exchange Agreement with each of its note holders (each, a “Second Amendment and Exchange Agreement” and collectively, the “Second Amendment and Exchange Agreements”) pursuant to which the Company and each of the note holders agreed to, among other things, amend and restate the First Amended and Restated Notes, amend and restate the First Amended and Restated Warrants, and amend certain provisions of other related documents.
     The senior secured convertible notes, as amended and restated on March 14, 2008 (the “Second Amended and Restated Notes”) differ from the First Amended and Restated Notes in certain material respects, including, without limitation, (i) the aggregate principal amount was increased from $22.0 million to $24.2 million, (ii) the conversion price was reduced from $8.00 per share to $2.51 per share, (iii)  the aggregate amount that the note holders may require the Company to redeem, and the aggregate amount that the Company may elect to redeem, on October 10, 2008 was increased from $8 million to $12.1 million, (iv) the financial covenants based on Consolidated Total Debt to EBITDA (as defined in the First Amended and Restated Notes) were eliminated and the financial covenants based on Consolidated Revenue and Consolidated EBITDA (as defined in the Second Amended and Restated Notes) were modified to apply starting with the quarter ending March 31, 2009, and (v) the interest rate will be increased by 1.5% per annum from and after the occurrence of any Dilutive Issuance Event (as defined in the Second Amended and Restated Notes). As a result of the March 14, 2008 amendment and restatement of the notes, the Company reclassified $12.1 million of the Second Amended and Restated Notes from long term to short term debt on the consolidated balance sheet. The Warrants to Purchase Common Stock, as amended and restated on March 14, 2008 (the “Second Amended and Restated Warrants”) differ from the First Amended and Restated Warrants in certain material respects, including, without limitation, the exercise price was reduced from $7.38 per share to $2.49 per share. As a result of the note holder’s failure to reduce the conversion price of the Second Amended and Restated Notes and the exercise price of the Second Amended and Restated Warrants to 120% of the arithmetic average of the weighted average price of the Company’s common stock for each day during the period commencing on March 18, 2008 and ending on April 15, 2008, the conversion price of the Second Amended and Restated Notes continues to be $2.51 per share and the exercise price of the Second Amended and Restated Warrants continues to be $2.49 per share.
     The Company applied EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to evaluate the financial statement effect of the March 14, 2008 amendment and restatement of the notes and warrants during the quarter ended March 31, 2008 and determined that since the modified debt had substantially different terms, it should be treated as an extinguishment of debt. As a result, the Company recorded a debt extinguishment loss of $2.6 million representing the difference between the carrying value of the First Amended and Restated Notes and Warrants and the fair market value of the Second Amended and Restated Notes and Warrants during 2008. The $2.6 million debt extinguishment loss resulted primarily from a $2.2 million increase in the aggregate principal amount of the First Amended and Restated Notes, $107,185 in write-offs of debt issuance costs relating to the First Amended and Restated Notes, and a $308,295 increase in the value of the First Amended and Restated Warrants.
     The Second Amended and Restated Notes and the Second Amended and Restated Warrants contain various limitations on the number of shares of our common stock that may be issued upon conversion of the Second Amended and Restated Notes and upon exercise of the Second Amended and Restated Warrants. For example, no note holder may convert its Second Amended and Restated Notes or exercise its Second Amended and Restated Warrants to the extent such conversion or exercise would cause such holder, together with such holder’s affiliates, to own more than 9.99% of our common stock following such conversion or exercise.
Liquidity and Capital Resources
     At March 31, 2008, we had cash of $13.4 million compared to $16.6 million at December 31, 2007 and cash net of “Checks issued in excess of cash in bank” of $5.4 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively. Cash provided by operations totaled $5.6 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided by operations is primarily due to timing of receivables from processors. We had working capital deficits of $6.1 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively. Operating working capital includes “Settlements due from credit card processors” totaling $5.6 million and $14.8 million, and “Settlements due from ATM processor” totaling $12.4 million and $12.1 million as of March 31, 2008 and December 31, 2007, respectively. We estimate capital expenditures for the remainder of fiscal year 2008 of approximately $1.5 million related to software development, ATM purchases for new customers or existing customer expansion, and related costs. In addition to meeting operating capital needs, our note holders relating to our Second Amended and Restated Notes currently have the right of optional redemption pursuant to which, on October 10, 2008, such note holders may require the Company to redeem a portion of the Second Amended and Restated Notes in an amount not to exceed $12.1 million in the aggregate. Further, if our common stock is delisted from The NASDAQ Global Market resulting in an event of default under the Second Amended and Restated Notes, as more fully described in Item 1A of Part II of this Form 10-Q, our note holders would be entitled to, among other things, accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes. If the Company is unable to secure alternative financing or raise additional capital to repay this outstanding balance at maturity, the note holders would be entitled to foreclose on substantially all of the Company’s assets, which secure the Second Amended and Restated Notes.
     We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, unless prior to that date payments of certain other accrued expenses are accelerated, our common stock is delisted from The NASDAQ Global Market as more fully described in Item 1A of Part II of this Form 10-Q and our note holders elect to accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes, or unforeseen events or circumstances arise that negatively affect our liquidity. If we fail to raise additional capital prior to the earlier of October 2008 and the occurrence of any of these events, we may be forced to cease operations. Management is taking steps to reduce operating expenses and may consider reducing the scope of our operations, planned product development, and expansion efforts, which could harm our business, financial condition, and operating results. Management may also request that the note holders further amend the Second Amended and Restated Notes to, among other things, modify their right to require the Company to redeem up to $12.1 million in aggregate on October 10, 2008 and/or waive an event of default resulting from the delisting of our common stock from The NASDAQ Global Market.
     The Company is exploring strategic alternatives to maximize shareholder value. There can be no assurance that this process will result in any specific transaction. Further, there can be no assurance that the Company will be able to achieve profitable operations, generate sufficient cash from operations, obtain additional funding, modify the Second Amended and Restated Notes in a beneficial manner, repay the redemption option of our note holders of up to $12.1 million should they exercise their redemption right, or repay the outstanding balance of the Second Amended and Restated Notes if our note holders elect to exercise their remedies upon an event of default, including following a delisting of our common stock from The NASDAQ Global Market.
Going Concern
     We have net losses in consecutive years, have generated $5.6 million and $0.4 million of cash from operations during the three months ended March 31, 2008 and 2007, and have an accumulated deficit of $31.9 and $27.3 million and net working capital deficits of $6.1 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively. Because we have not identified sources of capital and due to recurring losses, negative net cash flows, and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. In addition, the holders of our Second Amended and Restated Notes have the right to require us to redeem a portion of such notes on October 10, 2008 in an amount not to exceed $12.1 million in the aggregate, and will have the right to accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes upon an event of default, including following a delisting of our common stock from The NASDAQ Global Market. We anticipate that our existing capital resources will enable us to continue operations through approximately October 2008, unless prior to that date payments of certain other accrued expenses are accelerated, our common stock is delisted from The NASDAQ Global Market which could occur as early as July 31, 2008, and our note holders elect to accelerate the maturity of the outstanding balance of the Second and Amended and Restated Notes, or unforeseen events or circumstances arise that negatively affect our liquidity. Management will need to take immediate steps to reduce operating expenses, which may include seeking concessions from customers and vendors in the meantime. If we fail to raise additional capital prior to the earlier of October 2008 and the occurrence of any of these events, we may be forced to cease operations.
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
     In accordance with Statement of Accounting Standards No. 154 “Accounting Changes and Error Corrections,” changes in accounting estimates that result in a material effect on income from continuing operations, net income (or other appropriate captions of changes in the applicable net assets or other performance indicator), and any related per-share amounts of the current period shall be disclosed. In the prior period, we changed our method for estimating our reserve for uncollectible accounts relating to our check cashing receivables. As a result of the recent increase in bad debt expense, we have adopted a more conservative policy whereby we have increased our reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. This change in reserve reflects changes in assumptions based on additional historical data and current market conditions.
     Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements,” which requires that a strict series of criteria are met in order to recognize revenue related to services or software provided. If these criteria are not met, the associated revenue is deferred until the criteria are met. We recognize revenue when evidence of a transaction exists, services/products have been rendered/delivered, our price is fixed or determinable and collectibility is reasonably assured. The reasonable assurance is based on the transactions being authorized and preapproved by credit card vendors or third parties or a valid contract is signed. We evaluate our revenue streams for proper timing of revenue recognition.
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
     The Company also derives revenues from licensing software and providing technical support and product updates, otherwise known as maintenance, relating to its new cashless gaming product.
     For powercash transactions, the Company and its two joint venture partners earn a convenience fee for each completed transaction. The Company records its portion of the convenience fee upon authorization of a transaction.
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
Results of Operations
Three months ended March 31, 2007 compared to March 31, 2006
     Revenue for the quarter ended March 31, 2008 was $27.1 million compared to $25.2 million for the same period in 2007. The $1.9 million increase, which represents an 8% increase in 2008 revenue over 2007 revenue, is primarily due to an increase in overall transaction volume. The volume of transaction dollars processed through our Cash Access Services during the three months ended March 31, 2008 was $888.9 million compared to $849.6 million during the same period in 2007. The volume increase was primarily driven by our ATM and check cashing transactions.
     Commissions increased by $1.2 million during the three months ended March 31, 2008 to $15.4 million compared to $14.2 million during the same period in 2007 which was directly related to the Company’s increased transaction volume at existing locations as services were expanded. Total processing costs remained constant compared to the same period last year, despite the 7.0% increase in revenues, reflecting the results of our switch to internal processing. Total check cashing costs showed an overall increase of $1.1 million compared to the same period last year primarily due to an increase in bad debt reserve on our receivables from collection agency, slightly offset by lower costs associated with our third party check guarantor as we shifted from using a third party check guarantor to using our own internal check cashing technologies to guarantee checks and utilizing a third party for collections. We continue to monitor collection rates and adjust bad debt reserve levels as appropriate based on historical data and current market conditions. Armored carrier services were comparable with a slight increase primarily due to increases in our cash volume and expansion of armored carrier services to certain Florida based properties compared to the same prior year period.
     Payroll and related costs increased by $0.4 million primarily due to more restricted stock awards and corporate salary increases compared to the same prior year period. Professional fees increased by $0.1 million due to additional general legal fees. Other General and Administrative expenses decreased by $0.4 million compared to the same period last year due to a reduction in a variety of costs such as temporary labor, trade shows, utilities, telecommunications, and public relations services. Depreciation and amortization remained constant.
     Total operating expenses for the three months ended March 31, 2008 were $27.9 million compared to $25.4 million for 2007 (or a $2.5 million increase representing an 9.8% increase in total operating expenses).
     Interest expense was comparable with a slight increase due to the increased amount of vault cash required to fund our ATMs and interest related to the senior secured convertible notes offset by a decrease in interest rates. The Company also recorded a loss on extinguishment of debt during the three months ended March 31, 2008 in the amount of $2.6 million representing the difference between the carrying value of the First Amended and Restated Notes and Warrants and the fair market value of the Second Amended and Restated Notes and Warrants.
     On a fully diluted basis, after-tax net loss of ($4,646,124) for the quarter ended March 31, 2008 was 17% of sales or ($0.25) per diluted common share, as compared to a net loss of ($1,425,955) which was 6% of sales or ($0.08) per diluted common share for the same prior year period.

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
     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our failure to continue as a going concern; our failure to explore strategic alternatives that result in a definitive transaction; the delisting of our common stock from the NASDAQ Global Market; our failure to develop products or services that achieve market acceptance or regulatory approval; our failure to accurately evaluate the assumptions underlying our estimates of the useful lives for depreciable and amortizable assets, our estimates of cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for chargebacks, litigation, claims and assessments; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; unanticipated changes to applicable tax rates or laws or changes in our tax position; regulatory forces, competitive forces or market contraction that affect our cash advance business; our inability to satisfy conditions to borrow additional funds, if required or unanticipated operating capital needs that cause our cash flows from operations and possible borrowing facilities to be insufficient to provide sufficient capital to continue our operations; our failure to accurately estimate our operating cash flows and our failure to accurately predict our working capital and capital expenditure needs; our inability to obtain additional financing through bank borrowings or debt or equity financings at all or on terms that are favorable to us; competitive pressures that prevent us from commanding higher prices for our Cash Access Services than other providers; actions taken by our technology partners or the failure of our technology partners to service our needs; our failure to renew our contracts with our top customers; changes in the rules and regulations of credit card associations that require the discontinuation of or material changes to our products or services; and our inability to identify or form joint ventures with partners that result in products that are commercially successful; and other factors or conditions described or referenced under the caption “Risk Factors” of Item 1A of Part II of this Quarterly Report on Form 10-Q. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.
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
     In addition, our vault cash arrangement with Fidelity Bank, effective December 1, 2006, requires that we pay tiered fees based on the average monthly balance of the funds provided in an amount equal to the prime rate of interest, prime rate minus 1.25%, or prime rate minus 1.50%, depending on the average monthly balance tier. Also, fees are required in an amount equal to the prime rate plus 1.25% on balances over a certain maximum threshold. At March 31, 2008, the prime rate was 5.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.6 million on a pre-tax basis.
     Effective April 10, 2008, we entered into a new vault cash agreement with another third party financial institution to replace our primary vault cash agreement with Fidelity Bank. The new vault cash agreement requires that we pay fees based on the average monthly cash balance and the prime rate of interest minus 1.25% or prime rate minus 1.50%, depending on the average monthly cash balance. At March 31, 2008, the prime rate was 5.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.6 million on a pre-tax basis.
     We have another vault cash arrangement with Wilmington Savings Fund Society FSB effective December 11, 2002 which requires that we pay fees based on the number of ATMs serviced or amount of cash provided in an amount equal to the prime rate of interest plus 1.0%-3.0%. At March 31, 2008, the prime rate was 5.25%. If the prime rate were to increase by 100 basis points, with all other factors remaining constant, earnings would decrease by approximately $0.1 million on a pre-tax basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the quarter ended March 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
     Disclosure controls and procedures are defined in Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at March 31, 2008. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     Notwithstanding management’s assessment that our disclosure controls and procedures were not effective as of March 31, 2008, we believe that the consolidated financial statements included in this Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.
Changes in Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2007, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2007, our management concluded that there was a material weakness in internal controls over financial reporting relating to the financial close and reporting cycle. Accordingly, and as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, we have made the following changes to strengthen our internal control over financial reporting during the three months ended March 31, 2008:
•	The Company changed its method for estimating reserves for uncollectible accounts relating to the receivable from collection agency. We adopted a more conservative policy whereby the Company increased its reserve for uncollectible accounts to 74% for current receivables and 95% for receivables greater than 180 days old. The Company will continue to monitor and adjust its reserve for uncollectible accounts based on historical data and current market conditions as well as work with its collection agency to continue to refine data and enhance contract related procedures.

•	Although the Company’s internal controls detected the improper recording of commissions revenue and commissions expense and the quarterly effect of the adjustment was deemed immaterial through internal investigation and analysis, the Company’s internal controls did not detect the error on a timely basis. Accordingly, the Company took measures to re-train its accounting personnel, restrict revenue recording responsibilities, and augment existing quarterly analytic controls.

•	Although failure of controls related to commission contracts were found to be immaterial and the Company believes that the debt reclassification finding would have been detected by normal year end review procedures, the Company’s internal controls required remediation in this area. Accordingly, the Company held meetings and trained personnel as appropriate to establish procedures for and heighten overall awareness on contract and debt agreement related matters.
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
ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 includes detailed disclosure about the risks faced by our business. Such risks have not materially changed since December 31, 2007 except as described below:
Our common stock may be delisted from The NASDAQ Global Market (“NASDAQ”) if we fail to regain compliance with the listing standards applicable to issuers listed on NASDAQ, which could negatively impact the price of our common stock and would constitute an event of default under our senior secured convertible notes.
     Our common stock is listed on NASDAQ. The listing standards of NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if it does not maintain a minimum market value of publicly held shares of $15,000,000. On May 1, 2008, the Company received a letter from NASDAQ indicating that the Company failed to comply with the minimum bid price requirement for continued listing because the bid price of our common stock closed under $1.00 for 30 consecutive business days. In addition, on May 2, 2008, the Company received a letter from NASDAQ indicating that our common stock did not maintain a minimum market value of publicly held shares of $15,000,000. If we fail to regain compliance with the listing standards applicable to issuers listed on NASDAQ, our common stock may be delisted from NASDAQ. The delisting of our common stock would constitute an event of default under our Second Amended and Restated Notes, as a result of which the note holders would be entitled to, among other things, accelerate the maturity of the outstanding balance of the Second Amended and Restated Notes. If the Company is unable to obtain a waiver of the event of default from the note holders or secure the funding to repay this outstanding balance, the note holders would be entitled to foreclose on substantially all of our assets, which secure the Second Amended and Restated Notes. In addition, the delisting of our common stock would significantly affect the ability of investors to trade our securities, would significantly negatively affect the value and liquidity of our common stock, and could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Not applicable
Issuer Repurchases of Equity Securities
     In January 2005, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock as part of the Company’s overall strategy to prudently allocate resources to enhance shareholder value. This stock repurchase program does not have an expiration date. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2008. Our Second Amended and Restated Notes prohibit us from repurchasing shares of our common stock without the prior written consent of the note holders representing not less than two-thirds of the aggregate principal amount of the then outstanding notes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (1)

10.2	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital Partners, LP (1)

10.3	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital Partners QP, LP (1)

10.4	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital International, Ltd. (1)

10.5	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highbridge International LLC (1)

10.6	Form of Second Amended and Restated Senior Secured Convertible Note (1)

10.7	Form of Second Amended and Restated Warrant to Purchase Common Stock (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 18, 2008, and incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH SYSTEMS, INC.
By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
Chief Executive Officer (principal executive officer)

DATE: May 12, 2008

By:	/s/ Andrew Cashin
Andrew Cashin
Chief Financial Officer (principal financial officer)

DATE: May 12, 2008
EXHIBIT INDEX
CASH SYSTEMS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit
Number	Description
10.1	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Portside Growth and Opportunity Fund (1)

10.2	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital Partners, LP (1)

10.3	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital Partners QP, LP (1)

10.4	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highline Capital International, Ltd. (1)

10.5	Second Amendment and Exchange Agreement dated March 14, 2008 between Cash Systems, Inc. and Highbridge International LLC (1)

10.6	Form of Second Amended and Restated Senior Secured Convertible Note (1)

10.7	Form of Second Amended and Restated Warrant to Purchase Common Stock (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of Cash Systems, Inc. filed on March 18, 2008, and incorporated herein by this reference.